Form 10-Q
period 1997-09-30
OXFORD AUTOMOTIVE INC
filed 1997-11-13
CIK 1040475

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark one)

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.


  For the quarterly period ended September 30, 1997

                                OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.


  For the transition period from ____________ to ____________


  Commission file number 333-32975


                         OXFORD AUTOMOTIVE, INC.
         (Exact name of Registrant as specified in its charter)


            MICHIGAN                                  38-3262809
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


1250 STEPHENSON HIGHWAY, TROY MICHIGAN                      48083
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (248) 577-1400


           2365 FRANKLIN ROAD, BLOOMFIELD HILLS, MICHIGAN 48203
Former Name, Former Address and Former Fiscal Year, if changed Since Last
Report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes                          No X


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         309,750 shares of the registrant's Common Stock were outstanding as of October 31, 1997.

PAGE

                     PART I. FINANCIAL INFORMATION


                          Oxford Automotive, Inc.

                  Consolidated Statements of Operations
            (Dollars In Thousands, Except Per Share Amounts)

                     Three Months    Three Months      Six Months      Six Months
                         Ended          Ended             Ended           Ended
                     September 30,   September 30,     September 30,  September 30,
                         1997           1996              1997            1996
                     (unaudited)     (unaudited)       (unaudited)    (unaudited)

Net Sales              $93,572          $18,494        $185,532          $40,203

Cost of Sales           85,578           17,542         167,030           38,121

Gross Profit             7,994             952           18,502            2,082

Selling, general and
 administrative
 expenses                5,017             765            7,919            1,468
                       -------          -------         -------          -------
Operating Income         2,977             187           10,583              614

Other income (expense):
   Interest income         570               --             681               --
   Interest expense     (3,534)            (592)         (5,443)          (1,184)
   Other income            231              965             268            1,552
                       -------          -------         -------          -------
Income before
   income taxes           244               560           6,089              982

Income taxes               59               224           2,397              393
                       -------          -------         -------          -------
Net income                185               336           3,692              589
                       -------          -------         -------          -------
Accrued dividends and
 accretion on redeemable
 preferred stock          337                --             672               --
                       -------          -------         -------          -------
Net income (loss)
 applicable to
 common stock           $(152)             $336          $3,020             $589
                        ======          =======         =======          =======
Net income (loss)
 per share              $(0.49)           $4.53           $9.75            $7.85
                        ======          =======         =======          =======
Weighted average
 shares outstanding    309,750           74,250         309,750           75,000

See accompanying Notes to Consolidated Financial Statements

                          Oxford Automotive, Inc.

                        Consolidated Balance Sheets
             (Dollars In Thousands, Except Per Share Amounts)


                                           September 30,            March 31,
                                               1997                   1997
                                            (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $26,922               $  9,671
  Accounts Receivable, trade                  54,380                 47,626
  Reimbursable Tooling                         4,903                  4,968
  Inventory                                   22,781                 13,411
  Deferred Taxes and
   other current assets                        7,536                  7,628
                                            --------               --------
       Total Current Assets                  116,522                 83,304

PROPERTY AND EQUIPMENT
  Cost                                       175,695                151,698
  Less - accumulated depreciation             13,604                  4,920
                                             --------               --------

                                             162,091                146,778

OTHER ASSETS                                  16,934                 13,612
                                            --------               --------
     Total Assets                           $295,547               $243,694
                                            ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                            30,275                $31,421
  Restructuring reserve                        9,187                  7,050
  Employee Compensation                        7,443                  4,986
  Other current liabilities                   11,841                  9,040
  Current portion of
   long-term debt                              4,561                 24,274
                                            --------               --------
     Total Current  Liabilities               63,307                 76,771


LONG-TERM LIABILITIES
  Post retirement medical benefits            34,624                 33,467
  Deferred Taxes                               9,877                 10,442
  Other non current                            7,864                  5,818
  Long Term Debt                             134,476                 75,555
                                            --------               --------
    Total Liabilities                        250,148                202,053

                          Oxford Automotive, Inc.

                (Dollars In Thousands, Except Per Share Amounts)


                                           September 30,            March 31,
                                               1997                   1997
                                            (unaudited)

Redeemable Series A $3.00
 Cumulative Preferred Stock,
 $100 stated value - 457,541
 shares authorized, issued
 and outstanding (See note 4)                 40,189                 36,012

Redeemable Series B Preferred
 Stock, $100 stated value -
 49,938 shares authorized,
 issued and outstanding
 (See note 4)                                    --                   3,288

SHAREHOLDERS' EQUITY
     Common stock                              1,050                  1,050
     Foreign currency
      translation adjustments                  (180)                   (28)
     Equity adjustment for
      minimum pension liability                (253)                  (253)
     Retained earnings                         4,593                  1,572
                                            --------               --------

                                               5,210                  2,341
                                            --------               --------
        Total liabilities &
         shareholders' equity               $295,547               $243,694
                                            ========               ========


See accompanying Notes to Consolidated Financial Statements

                            Oxford Automotive, Inc.

                      Consolidated Statement of Cash Flows
                (Dollars In Thousands, Except Per Share Amounts)

                                         For the Six           For the Six
                                         Months Ended          Months Ended
                                      September 30, 1997    September 30, 1996
                                         (unaudited)           (unaudited)
OPERATING ACTIVITIES
Net Income                                  $3,692                 $589

Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities

 Depreciation and amortization               9,012                1,088
 Deferred  income taxes                     (2,793)                (187)
 Loss on sale of equipment                      52                   --
 Provision for post retirement medical       1,157                   --
Changes in operating assets and liabilities
  affecting cash
 Accounts receivable, trade                  4,215               (5,547)
 Reimbursable tooling                        1,044               (2,493)
 Inventories                                (1,342)                 108
 Other assets                               (2,644)               1,721
 Accounts payable                           (7,888)               1,116
 Restructuring reserve                      (1,250)                (608)
 Employee compensation and other
   current liabilities                       1,509                 (781)
 Other noncurrent  liabilities                  29                  368
                                          --------             --------

Net cash provided by (used in) operating
activities                                   4,793               (4,626)
                                          --------              -------
INVESTING ACTIVITIES
Purchase of business, net of cash
  acquired                                 (21,113)                  --
Net purchase of property, plant
  and equipment                             (5,999)              (1,856)
Proceeds from sale of equipment              1,050                   --
                                          --------              -------
Net cash used in investing activities      (26,062)              (1,856)

FINANCING ACTIVITIES
Net Proceeds (payments) on borrowings      (85,606)               7,383
Proceeds from Senior Subordinated Notes    124,814                   --
Preferred Stock dividend payments             (536)                  --
                                          --------             --------
Net cash provided by financing activities   38,672                7,383

                            Oxford Automotive, Inc.

                (Dollars In Thousands, Except Per Share Amounts)

                                         For the Six           For the Six
                                         Months Ended          Months Ended
                                      September 30, 1997    September 30, 1996
                                         (unaudited)           (unaudited)

Effect of exchange rate
 changes on cash                             (152)                  (263)

Net increase in cash and
 cash equivalents                           17,251                    638

Cash and cash equivalents
 at beginning  of period                     9,671                     --
                                          --------               --------
Cash and cash equivalents
 at end of period                          $26,922                   $638
                                          ========               ========



See accompanying Notes to Consolidated Financial Statements

                            Oxford Automotive, Inc.

                  Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Oxford Automotive, Inc. (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed financial statements should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended March 31, 1997.

2.  INVENTORIES

Inventories are comprised of the following:


                                      September 30,             March 31,
                                          1997                     1997

Raw materials                             $9,671                   $5,688
Finished goods and work-in-process        13,381                    7,994
                                         --------                 --------
                                          23,052                   13,682
LIFO and other reserves                    (271)                    (271)
                                         --------                 --------
                                         $22,781                  $13,411
                                        ========                 ========

The Company does not separately identify finished goods from work-in-process.


3.   SENIOR SUBORDINATED NOTES

On June 24, 1997 the Company issued $125.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007 (the "Notes"). The Notes pay interest semi-annually on June 15 and December 15, commencing with December 15, 1997. The Notes provide for certain covenants, including limitations on: indebtedness, restricted payments, distributions, sale of assets, affiliate
transactions and merger and consolidation.   The Company has optional
redemption rights beginning June 15, 2002.

                           Oxford Automotive, Inc.

The Notes are limited to $160.0 million aggregate principal amount of which $125.0 million was initially issued. The Company utilized approximately $83.1 million to refinance existing indebtedness and $23.2 million towards the acquisition of Howell Industries, Inc. and related expenses. A portion of the proceeds were used to pay the fees and expenses incurred in conjunction with the issuance of the Notes and the remainder will be used for general corporate purposes, which may include other acquisitions.

Concurrently with the issuance of the Notes, the Company entered into a $110.0 million Senior Credit Facility with NBD Bank, on behalf of itself and as agent for a syndicate of other lenders. The facility is in the form of a revolving credit line, with current availability of approximately $100.1 million, reduced for the effect of the following outstanding Letters of Credit issued by NBD Bank: $8.5 million to support the Industrial Revenue Bonds issued by Creative Fabrication Corporation and $1.4 million to support workers compensation insurance agreements. The obligations under the Senior Credit Facility are secured by substantially all the assets of the Company and its subsidiaries. The interest rate on outstanding borrowings is a variable rate calculated using base rates plus an applicable margin.

On August 6, 1997, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission in order to effect the exchange of the Notes for new Notes, with substantially the same terms as the Notes except with respect to certain transfer restrictions and registration rights. See
Note 8.


4.   LOBDELL EMERY PREFERRED SHARES - PURCHASE PRICE ADJUSTMENT

On July 15, 1997 the Company entered into a Settlement Agreement and Mutual Release with the preferred shareholders of Lobdell, a wholly-owned subsidiary ("Settlement Agreement"). Pursuant to the Settlement Agreement, 60,002 shares of Series A Preferred Stock held in escrow and 49,938 shares of series B Preferred stock, which represented all of the outstanding series B Preferred stock, were canceled. The cancellation of the shares increased property, plant and equipment $1,257, increased noncurrent deferred tax liabilities $494, increased Series A Preferred Stock by $3,998 and decreased Series B Preferred Stock by $3,345.

                          Oxford Automotive, Inc.

5.  ACQUISITION OF HOWELL INDUSTRIES, INC.

On August 13, 1997, the Company acquired Howell Industries, Inc. ("Howell"). The acquisition was accounted for using the purchase method of accounting. Accordingly, results of operations are included only for the periods subsequent to acquisition. The unaudited consolidated financial statements reflect the preliminary allocation of purchase price, as the allocation has not been finalized.

6.   STATEMENT OF RETAINED EARNINGS  (In Thousands, Except Per Share Amounts)

                                    Foreign                       Equity
                                    Currency      Retained    Adjustment for
                         Common    Translation    Earnings    Minimum Pension
                         Stock     Adjustment    (Deficit)      Liability      Total

Balances at
 March 31, 1997          $1,050      ($28)        $1,572         ($253)        $2,341

Net Income                                         3,692                        3,692

Foreign Currency
 translation adjustments             (152)                                      (152)

Accrued dividends and
 accretion of redeemable
 preferred stock                                   (671)                        (671)

                         ------     ------        ------         ------        ------
Balances at
 September 30, 1997      $1,050     ($180)        $4,593         ($253)        $5,210
                         ======     ======        ======         ======        ======


7.  RECLASSIFICATION

Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.


8.  SUBSEQUENT EVENT

On October 21, 1997, the Company's Registration Statement on Form S-4 relating to the Notes was declared effective by the Securities and Exchange Commission. See Note 3.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Three and six months ended September 30, 1997
             versus three and six months ended September 30, 1996

Results of Operations

The three and six month ended September 30, 1997 statements of operations for Oxford Automotive, Inc. (the "Company") include the results of operations for all subsidiaries, including its principal operating subsidiaries, BMG North America Limited, Lobdell Emery Corporation ("Lobdell") and Howell Industries, Inc. ("Howell"). Lobdell was acquired on January 10, 1997 and Howell was acquired August 13, 1997. Each were acquired via merger and accounted for using the purchase method of accounting. Therefore, the three and six month statements of operations for the prior year period ended September 30, 1996 do not include the operating results of Lobdell or Howell.

The following table sets forth, for the periods indicated, certain accounts from the Company's statements of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

(Dollars in millions)

        Three Months Ended  Three Months Ended   Six Months Ended   Six Months Ended
         September 30,1997   September 30,1996   September 30,1997  September 30,1996

Net Sales   $93.6   100.00%   $18.5   100.00%    $185.5    100.00%   $40.2   100.00%

Gross Profit  8.0     8.55%     1.0     5.41%      18.5      9.97%     2.1     5.22%

Operating     3.0     3.21%     0.2     1.08%      10.6      5.71%     0.6     1.49%
 Income

Net Interest  3.0     3.21%     0.6     3.24%      4.8       2.59%     1.2     2.99%
 Expense

Net income    0.2     0.21%     0.3     1.62%      3.7        1.99%    0.6     1.49%

Memo: EBITDA  7.9     8.44%     1.5     8.11%     19.9       10.73%    2.8     6.97%


NET SALES:

For the three months ended September 30, 1997, net sales were $93.6 million, an increase of $75.1 million as compared to $18.5 million for the same period last year. The increase primarily reflects the Lobdell and Howell acquisitions ($72.7 million). The balance of the increase reflects continued strength of light truck sales, specifically the GM C/K Pickup and Suburban and Tahoe/Yukon products.

For the year to date period, net sales were $185.5 million, an increase of $145.3 million as compared to $40.2 million for the same period last year. Again, the increase was primarily due to the Lobdell and Howell acquisitions ($141.6 million). In addition, the sport utility vehicle and light truck markets, as well as segments of the mini-van market were also strong for the year.


GROSS PROFIT:

For the three months ended September 30, 1997, gross profit increased to $8.0 million or 8.6% of net sales as compared to $1.0 million or 5.4% of net sales for the prior year. The increase in gross profit was the result of gross profit on the incremental Lobdell and Howell sales as well as extensive cost reduction programs and operational efficiencies implemented since each acquisition. These programs included a reduction in the number of employees as operational efficiencies were realized and product workflow was reevaluated. In addition, overtime declined as quality continued to improve and as a result of production scheduling. The increase in gross profit was partially offset by the start-up of the Company's new Mexican operations.

For the year to date period, gross profit was $18.5 million, an increase of $16.4 million as compared to $2.1 million for the same period last year. The increase is reflective of the sales increase and overall management of the operating entities. Programs for operational improvement are on schedule and have become the continued focus of the manufacturing locations.


OPERATING INCOME:

For the three months ended September 30, 1997, operating income increased to $3.0 million or 3.2% of net sales as compared to $0.2 million or 1.1% of net sales for the prior year. The increase is primarily a result of the gross profit improvements as explained above.

For the year to date period, operating income was $10.6 million, an increase of $10.0 million as compared to $.6 million for the same period last year. The increase is primarily a result of the gross profit improvements as explained above.


NET INTEREST EXPENSE:

For the three months ended September 30, 1997, net interest expense was $3.0 million, an increase of $2.4 million, as compared to $0.6 million for the same period last year. The increase was primarily due to the effect of the issuance of $125 million of 10 1/8% Senior Subordinated Notes Due 2007 (the "Notes") on June 24, 1997. While the amount of expense increased from last year, interest expense as a percentage of net sales actually remained constant at 3.2%. Interest income increased because of the investment of unused Note proceeds after issuance and the inclusion of income on cash balances of Lobdell and Howell.

For the year to date period, net interest expense was $4.8 million, an increase of $3.6 million as compared to $1.2 million for the same period last year. As explained above, the increase is substantially related to the issuance of the Notes. The Notes represented incremental borrowings of $41.9 million and the interest rate on the Notes is higher than those borrowings paid off with the proceeds of the Notes.


NET INCOME:

For the three month period ended September 30, 1997, net income was $0.2 million, a decrease of $0.1 million as compared to $0.3 million for the same period last year. The overall decrease reflects the increase in interest expense explained above, more than offsetting increased gross profit on a larger sales base. Income taxes for each of the three month periods were computed using an effective income tax rate of 40%.

For the year to date period, Net income was $3.7 million, an increase of $3.1 million over the same period last year. The increase reflects not only the net income from increased sales, but the overall effectiveness of cost reduction programs and operational efficiencies implemented during the period. Income taxes for each of the six month periods were computed using an effective income tax rate of 40%.


EBITDA:

Earnings Before Interest, Taxes and Depreciation and Amortization (EBITDA) was $7.9 million, an increase of $6.4 million as compared to $1.5 million for the same period last year. The increase reflects the operating income improvements discussed above, combined with the Company's absorption of higher depreciation associated with the Lobdell operations.

PAGE

PRO FORMA DATA:

The Following table sets forth key information on a Pro Forma basis, assuming the acquisitions of Lobdell and Howell had taken place at the beginning of each applicable fiscal year:

(Dollars in millions)

        Three Months Ended  Three Months Ended   Six Months Ended  Six Months Ended
         September 30,1997   September 30,1996   September 30,1997 September 30,1996

Net Sales  $103.0   100.00%   $97.8   100.00%    $219.9    100.00%  $216.1   100.00%

Gross Profit  8.6     8.35%     4.5     4.60%      21.8      9.91%    14.3     6.62%

Operating     3.1     3.01%   (1.0)   (1.02%)      12.2      5.55%     2.5     1.16%
 Income (loss)

Net Interest  3.0     2.91%     1.7     1.74%       4.7      2.14%     3.2     1.48%
 Expense

Net income    0.2     0.19%   (1.3)    (1.33%)      4.7      2.14%     0.4     0.19%
 (loss)

Memo: EBITDA  8.3     8.06%     4.4     4.50%      22.1     10.05%    13.0     6.02%



LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, 1997, cash increased $17.3 million. Excluding the net proceeds of the Notes and the acquisition of Howell ($23.2 million) cash increased by $2.9 million during the period. The increase was a result of increased net income exclusive of depreciation and amortization, offset by a decreased working capital position resulting substantially from a reduction in trade accounts payable. Cash of $4.9 million was used for net capital expenditures during the period.

The Company has a $110.0 million line of credit which provides for both borrowings and letters of credit which expires in 2003. At September 30, 1997, the Company had no borrowings outstanding under this line and $9.9 million in the following outstanding letters of credit: $8.5 million to support the Industrial Revenue Bonds issued by Creative Fabrication Corporation, a wholly-owned subsidiary of Lobdell, and $1.4 million to support workers compensation insurance agreements.

During the six months ended September 30, 1997, the Company received net proceeds from the Notes, after payment of approximately $83.1 million to refinance existing indebtedness and approximately $4.3 million in issuance costs, of $37.6 million. The Company used approximately $23.2 million toward the acquisition of Howell and related expenses. The remainder of the proceeds will be used for general corporate purposes, which may include other acquisitions. Interest payments on the Notes will represent a significant liquidity requirement for the Company. The Company will be required to make scheduled semi-annual interest payments on the Notes of approximately $6.3 million on June 15 and December 15 of each year, commencing December 15, 1997 and continuing until their maturity on June 15, 2007 or until the Notes are redeemed.

The Company believes that Howell's operations are complementary to the Company's and will enhance the Company's ability to develop key suspension system components. Further, Howell's sales are principally in the high-growth vehicle categories of sport utility vehicles, light trucks, mini-vans and vans, the same market targeted by the Company. The acquisition of Howell has also provided the Company with an entree to Chrysler and is expected to strengthen the Company's existing relationship with Ford. The Company intends to take actions to integrate Howell into its operations and implement cost reductions through the elimination of duplicative functions and the implementation of manufacturing efficiencies. The Company believes that the Howell acquisition will have a positive impact on the Company's results of operations for the fiscal year ending March 31, 1998 and thereafter and, as the Company did not incur or assume any indebtedness in addition to the Notes in connection with the acquisition of Howell, the Howell acquisition will not require additional debt service beyond that relating to the Notes.

The Company is expanding its operations in Mexico with the development of a manufacturing facility in Silao. The Company currently operates an assembly facility in Saltillo. The 42,000 square-foot first phase of the Silao facility will be operational in the first quarter of 1998 and will offer stamping, welding and assembly operations. It is anticipated that the Silao facility will expand to 132,000 square feet. The Silao facility will initially employ approximately 50 employees. The Mexican operations present an opportunity to increase the Company's global capabilities. The Company's global strategy is to be able to supply its components wherever the Company's customers are located.

Net Capital expenditures were $4.9 million, or 2.6% of net sales for the six months ended September 30, 1997 as compared to $1.9 million, or 4.7% of net sales for the six months ended September 30, 1996. The increase was primarily a result of expenditures relating to the final payments on certain laser welding equipment acquired the prior year.

For the remainder of fiscal 1998, the Company's capital expenditures are expected to be $16.9 million; consisting of an $8.7 million investment to support new business (primarily the Saturn LS and Ford Windstar programs); $4.1 million related to the start-up of the Company's Mexican operations; $1.2 million for the Company's technical center and corporate headquarters; $1.2 million for press rebuilds; and $1.7 million in other expenditures including safety, environmental and maintenance items, welders and water pre-treatment systems.

The Company believes that the existing cash balances, cash flow from operations and availability under its line of credit are adequate to meet its anticipated financing needs, operating requirements, capital expenditures and preferred dividend requirements. However, management may explore other opportunities to raise capital to finance growth, including future acquisitions.

FORWARD-LOOKING STATEMENTS

This report contains statements relating to such matters as anticipated financial performance, business prospects and other matters that may be construed as forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company may from time to time publish or communicate other statements that could also be construed to be forward-looking statements. These statements are or will be based on the Company's estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below, that could cause actual results to differ materially from those included in the forward-looking statements.

The risks and uncertainties that may affect the operations, performance, development and results of operations of the Company include the following:
(1) the original equipment manufacturer ("OEM") supplier industry is highly cyclical and, in large part, impacted by the strength of the economy generally, by prevailing interest rates and by other factors which may have an effect on the level of sales of automotive vehicles; (2) future price reductions, increased quality standards or additional engineering capabilities may be required by the OEMs, which are able to exert considerable pressure on their suppliers; (3) the OEMs may decide to in-source some of the work currently performed by the Company; (4) work stoppages and slowdowns may be experienced by OEMs and their Tier 1 suppliers, as a result of labor disputes;
(5) there may be a significant decrease in sales of vehicles using the Company's products or the loss by the Company of the right to supply any of such products to its major customers; (6)increased competition could arise in the OEM supplier industry; (7) changing federal, state, local and foreign laws, regulations and ordinances relating to environmental matters could affect the Company's operations.

                            PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) A list of Exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by reference.

     (b) A report on Form 8-K, dated August 13, 1997, was filed by the registrant on October 24, 1997; such Report contained information under Item 2 (Acquisition or Disposition of Assets) with respect to the acquisition of Howell Industries, Inc. ("Howell") and included under Item 7 financial statements of Howell and the required pro forma financial information relating to Howell.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 1997                 OXFORD AUTOMOTIVE, INC.


                                          By:  /s/ DONALD C. CAMPION

                                               Donald C. Campion
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting and
                                               Financial Officer)

                                EXHIBIT INDEX



EXHIBIT NO.                        DESCRIPTION

    27                    Financial Data Schedule