Form 10-Q
period 1997-12-31
OXFORD AUTOMOTIVE INC
filed 1998-02-13
CIK 1040475

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark one)

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.


  For the quarterly period ended December 31, 1997

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



Former Name, Former Address and Former Fiscal Year, if changed Since Last
Report:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes X                         No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         309,750 shares of the registrant's Common Stock were outstanding as of January 31, 1998.

PAGE

                     PART I. FINANCIAL INFORMATION


                          Oxford Automotive, Inc.

                  Consolidated Statements of Operations
            (Dollars In Thousands, Except Per Share Amounts)

                     Three Months    Three Months      Nine Months      Nine Months
                         Ended          Ended             Ended           Ended
                     December 31,    December 31,      December 31,     December 31,
                         1997           1996              1997            1996
                     (unaudited)     (unaudited)       (unaudited)      (unaudited)

Net Sales              $109,998        $18,106          $295,530          $58,309

Cost of Sales           100,150         17,117           267,180           55,238

Gross Profit              9,848            989            28,350            3,071

Selling, general and
 administrative
 expenses                 5,668            671            13,587            2,139
                        -------        -------           -------          -------
Operating Income          4,180            318            14,763              932

Other income (expense):
   Interest income          335             63             1,016               63
   Interest expense      (3,494)          (624)           (8,937)          (1,808)
   Other income             263            538               531            2,090
                        -------        -------           -------          -------
Income before
   income taxes           1,284            295             7,373            1,277

Income taxes                552            118             2,949              511
                        -------        -------           -------          -------
Net income                  732            177             4,424              766
                        -------        -------           -------          -------
Accrued dividends and
 accretion on redeemable
 preferred stock            330             --             1,002               --
                        -------        -------           -------          -------
Net income (loss)
 applicable to
 common stock              $402           $177            $3,422             $766
                        =======        =======           =======          =======
Net income (loss)
 per share               $ 1.30          $2.37            $11.05           $10.22
                        =======        =======           =======          =======
Weighted average
 shares outstanding     309,750         74,750           309,750           74,917

See accompanying Notes to Consolidated Financial Statements

                          Oxford Automotive, Inc.

                        Consolidated Balance Sheets
             (Dollars In Thousands, Except Per Share Amounts)


                                           December 31,            March 31,
                                               1997                   1997
                                           (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $19,555               $  9,671
  Accounts Receivable, trade                  51,375                 47,626
  Reimbursable Tooling                         6,856                  4,968
  Inventory                                   20,158                 13,411
  Deferred Taxes and
   other current assets                        6,597                  7,628
                                            --------               --------
       Total Current Assets                  104,541                 83,304

PROPERTY AND EQUIPMENT
  Cost                                       184,750                151,698
  Less - accumulated depreciation             18,695                  4,920
                                             --------               -------
                                             166,055                146,778

OTHER ASSETS                                  19,716                 13,612
                                            --------               --------
     Total Assets                           $290,312               $243,694
                                            ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                            32,823                $31,421
  Restructuring reserve                        8,845                  7,050
  Employee Compensation                        6,399                  4,986
  Other current liabilities                   10,321                  9,040
  Current portion of
   long-term debt                              4,772                 24,274
                                            --------               --------
     Total Current  Liabilities               63,160                 76,771


LONG-TERM LIABILITIES
  Post retirement medical benefits            35,236                 33,467
  Deferred Taxes                               8,865                 10,442
  Other non current                            7,471                  5,818
  Long Term Debt                             133,745                 75,555
                                            --------               --------
    Total Liabilities                        248,777                202,053
PAGE

                          Oxford Automotive, Inc.

                (Dollars In Thousands, Except Per Share Amounts)


                                            December 31,            March 31,
                                               1997                   1997
                                            (unaudited)

Redeemable Series A $3.00
 Cumulative Preferred Stock,
 $100 stated value - 457,541
 shares authorized, 397,539
 outstanding at December 31,1997,
 357,541 outstanding at
 March 31, 1997 (See note 4)                  40,458                 36,012

Redeemable Series B Preferred
 Stock, $100 stated value -
 49,938 shares authorized,
 issued and outstanding
 (See note 4)                                    --                   3,288

SHAREHOLDERS' EQUITY
     Common stock                              1,050                  1,050
     Foreign currency
      translation adjustments                 (2,846)                   (28)
     Equity adjustment for
      minimum pension liability                 (253)                  (253)
     Retained earnings                         3,426                  1,572
                                            --------               --------

                                               1,377                  2,341
                                            --------               --------
        Total liabilities &
         shareholders' equity               $290,312               $243,694
                                            ========               ========


See accompanying Notes to Consolidated Financial Statements

                            Oxford Automotive, Inc.

                      Consolidated Statement of Cash Flows
                (Dollars In Thousands, Except Per Share Amounts)

                                         For the Nine          For the Nine
                                         Months Ended          Months Ended
                                       December 31, 1997     December 31, 1996
                                         (unaudited)           (unaudited)
OPERATING ACTIVITIES
Net Income                                   $4,424                 $766

Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities

 Depreciation and amortization               14,580                  645
 Deferred  income taxes                      (3,759)                (186)
 Loss on sale of equipment                       52                   --
 Provision for post retirement medical        1,769                   --
Changes in operating assets and liabilities
  affecting cash
 Accounts receivable, trade                   9,435               (4,173)
 Reimbursable tooling                          (909)              (1,729)
 Inventories                                  2,832                  265
 Other assets                                (2,334)               1,274
 Accounts payable                            (7,948)                  28
 Restructuring reserve                       (1,392)                (608)
 Employee compensation and other
   current liabilities                       (1,143)              (2,168)
 Other noncurrent  liabilities                 (364)                 (96)
                                           --------             --------

Net cash provided by (used in) operating
activities                                   15,243               (6,512)
                                           --------              -------
INVESTING ACTIVITIES
Purchase of business, net of cash
  acquired                                  (24,145)                  --
Net purchase of property, plant
  and equipment                             (11,418)              (2,122)
Proceeds from sale of equipment               1,050                   --
                                           --------              -------
Net cash used in investing activities       (34,513)              (2,122)

FINANCING ACTIVITIES
Net Proceeds (payments) on borrowings       (92,245)               9,536
Proceeds from Senior Subordinated Notes     124,814                   --
Preferred Stock dividend payments              (597)                  --
                                           --------             --------
Net cash provided by financing activities    31,972                9,536

                            Oxford Automotive, Inc.

                (Dollars In Thousands, Except Per Share Amounts)

                                         For the Nine          For the Nine
                                         Months Ended          Months Ended
                                       December 31, 1997     December 31, 1996
                                         (unaudited)           (unaudited)

Effect of exchange rate
 changes on cash                            (2,818)                  (264)

Net increase in cash and
 cash equivalents                            9,884                    638

Cash and cash equivalents
 at beginning  of period                     9,671                     --
                                          --------               --------
Cash and cash equivalents
 at end of period                          $19,555                   $638
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

2.  INVENTORIES

Inventories are comprised of the following:


                                       December 31,             March 31,
                                          1997                     1997

Raw materials                             $7,865                   $5,688
Finished goods and work-in-process        12,347                    7,994
                                        --------                 --------
                                          20,212                   13,682
LIFO and other reserves                      (54)                    (271)
                                        --------                 --------
                                         $20,158                  $13,411
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

                           Oxford Automotive, Inc.

The Notes are limited to $160.0 million aggregate principal amount of which $125.0 million was initially issued. The Company utilized approximately $83.1 million to refinance existing indebtedness, $23.2 million towards the acquisition of Howell Industries, Inc. and related expenses and $2.5 million for the acquisition of RPI Holdings, Inc. ("RPIH"). A portion of the proceeds were used to pay the fees and expenses incurred in conjunction with the issuance of the Notes and the remainder will be used for general corporate purposes, which may include other acquisitions.

Concurrently with the issuance of the Notes, the Company entered into a $110.0 million Senior Credit Facility with NBD Bank, on behalf of itself and as agent for a syndicate of other lenders. The facility is in the form of a revolving credit line, with current availability of approximately $100.6 million, reduced for the effect of the following outstanding Letters of Credit issued by NBD Bank: $8.0 million to support the Industrial Revenue Bonds issued by Creative Fabrication Corporation and $1.4 million to support workers compensation insurance agreements. The obligations under the Senior Credit Facility are secured by substantially all the assets of the Company and its subsidiaries. The interest rate on outstanding borrowings is a variable rate calculated using base rates plus an applicable margin.

On August 6, 1997, the Company filed a Registration Statement on Form S-4 ("Registration Statement") with the Securities and Exchange Commission in order to effect the exchange of the Notes for new Notes, with substantially the same terms as the Notes except with respect to certain transfer restrictions and registration rights. On October 21, 1997, the Registration Statement was declared effective by the Securities and Exchange Commission.


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

5.  ACQUISITIONS

On August 13, 1997, the Company acquired Howell Industries, Inc. ("Howell"). The acquisition was accounted for using the purchase method of accounting. Accordingly, results of operations are included only for the periods subsequent to acquisition.

On November 25, 1997, the Company acquired all of the outstanding common stock of RPIH for approximately $2,500. The majority shareholder of the Company was also the majority shareholder of RPIH. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The basis of the majority shareholder of $1,569 has been recorded as a reduction to retained earnings and is included in the Statement of Retained Earnings in Note 6 as the excess of purchase price over predecessor basis.

In accordance with the purchase method of accounting, RPIH's operating results have been included with those of the Company since the date of acquisition. The unaudited financial statements reflect the preliminary allocation of purchase price, as the allocation has not been finalized.

6.   STATEMENT OF RETAINED EARNINGS  (In Thousands, Except Per Share Amounts)

                                    Foreign                       Equity
                                    Currency      Retained    Adjustment for
                         Common    Translation    Earnings    Minimum Pension
                         Stock     Adjustment    (Deficit)      Liability      Total

Balances at
 March 31, 1997          $1,050       ($28)        $1,572         ($253)       $2,341

Net Income                                          4,424                       4,424

Foreign Currency
 translation adjustments            (2,818)                                    (2,818)

Accrued dividends and
 accretion of redeemable
 preferred stock                                   (1,001)                     (1,001)

Excess of purchase price
 over predecessor basis -
See Note 5                                        (1,569)                      (1,569)

                         ------     ------         ------          ----        ------
Balances at
 December 31, 1997       $1,050    ($2,846)        $3,426         ($253)       $1,377
                         ======     ======         ======         =====        ======

7.  RECLASSIFICATION

Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   Three and nine months ended December 31, 1997
               versus three and nine months ended December 31, 1996

Results of Operations

The three and nine month ended December 31, 1997 statements of operations for Oxford Automotive, Inc. (the "Company") include the results of operations for all subsidiaries, including its principal operating subsidiaries, BMG North America Limited, Lobdell Emery Corporation ("Lobdell"), Howell Industries, Inc. ("Howell") and RPI Holdings, Inc. ("RPIH"). Lobdell was acquired on January 10, 1997, Howell was acquired August 13, 1997 and RPIH was acquired on November 25, 1997. Each was accounted for using the purchase method of accounting. Therefore, the three and nine month statements of operations for the prior year period ended December 31, 1996 do not include the operating results of Lobdell, Howell or RPIH.

The following table sets forth, for the periods indicated, certain accounts from the Company's statements of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

(Dollars in millions)

        Three Months Ended  Three Months Ended   Nine Months Ended  Nine Months Ended
         December 31, 1997   December 31, 1996   December 31, 1997  December 31, 1996

Net Sales   $110.0   100.00%   $18.1   100.00%    $295.5    100.00%   $58.3   100.00%

Gross Profit   9.8     8.91%     1.0     5.52%      28.3      9.58%     3.1     5.32%

Operating      4.1     3.73%     0.3     1.66%      14.7      4.97%     1.0     1.72%
 Income

Net Interest   3.2     2.91%     0.6     3.31%       7.9      2.67%     1.7     2.92%
 Expense

Net income     0.6     0.55%     0.1     0.55%       4.4      1.49%     0.9     1.54%

Memo: EBITDA  10.0     9.09%     1.7     9.39%      29.8     10.08%     4.6     7.89%


NET SALES:

For the three months ended December 31, 1997, net sales were $110.0 million, an increase of $91.9 million as compared to $18.1 million for the same period last year. The increase primarily reflects the acquisitions of Lobdell, Howell and RPIH ($89.0 million). The balance of the increase reflects the strong sport utility vehicle ("SUV") and light truck markets, the company's largest sales segment.

For the year to date period, net sales were $295.5 million, an increase of $237.2 million as compared to $58.3 million for the same period last year. The increase was primarily a result of the Lobdell, Howell and RPIH acquisitions ($230.6 million). The balance of the increase is primarily due to the same factors identified above for the three month period, as these trends have been sustained for the entire year.

GROSS PROFIT:

For the three months ended December 31, 1997, gross profit was $9.8 million or 8.9% of net sales as compared to $1.0 million or 5.5% of net sales for the prior year. The increase in gross profit is related to the incremental sales resulting from the acquisitions, combined with operating improvements. The gross margin increase is the result of operating improvements and efficiencies. Year to year cost reductions included significant headcount reductions, capacity and workflow rationalization and increased overall
productivity.   These efforts have led to increased production uptime and
quality, while reducing overall overhead costs. The cost reductions were partially offset by the start-up of the Mexican operations.

For the year to date period, gross profit was $28.3 million or 9.6% of net sales as compared to $3.1 million or 5.3% of net sales for the prior year.
The increase is reflective of the gross profit on incremental sales and margin improvements implemented during the period. Management continues to emphasize continuous improvement and cost reduction programs and remains focused on meeting both operational and financial objectives.

OPERATING INCOME:

For the three months ended December 31, 1997, operating income increased to $4.1 million or 3.7% of net sales as compared to $0.3 million or 1.7% of net sales for the prior year. The increase is a result of the rise in operating profit as explained above, offset by an increase in selling, general and administrative expenses ("SG&A"). SG&A expenses increased during the period to 5.2% of net sales from 3.9% for the same period last year. This increase is reflective of the growth of the organization and the resources necessary to completely support our customers and to provide program management for new products and opportunities.

For the year to date period, operating income was $14.7 million or 5.0% of net sales as compared to $1.0 million or 1.7% of net sales for the prior year. As described above, the increase is primarily a result of higher profits on incremental sales and gross margin improvements. The increase is offset by an increase in SG&A expenses. SG&A expenses increased during the period to 4.6% of net sales from 3.6% for the same period last year. As explained above, the increase both on a dollar and percentage basis is a result of the resources necessary to support new program development, meet increased engineering demands and provide overall customer support.

NET INCOME:

For the three months ended December 31, 1997, net income was $0.6 million or 0.6% of net sales as compared to $0.1 million or 0.6% of net sales for the prior year. The increase is the result of higher operating income as described above, offset by increased interest charges as a result of the issuance of $125.0 Million of 10 1/8% Senior Subordinated Notes Due 2007 (the "Notes"). Income taxes for each period were computed using an effective tax rate of 40%.

For the year to date period, Net income was $4.4 million or 1.5% of net sales as compared to $0.9 million or 1.5% of net sales for the prior year. The increase is the result of the net income attributed to the increase in sales and the post-acquisition efforts placed on manufacturing efficiencies, partially offset by incremental interest charges as a result of the issuance of the Notes. The full effect of headcount and other cost reductions are reflected in the improvement as well. Income taxes for each of the nine month periods were computed using an effective tax rate of 40%.

NET INTEREST EXPENSE:

For the three months ended December 31, 1997, net interest expense was $3.2 million, an increase of $2.6 million as compared to $.6 million for the same period last year. The increase was primarily due to the effect of the issuance of the Notes on June 24, 1997. While the amount of the expense increased over the prior year, net interest expense as a percentage of sales declined for the period from 3.31% to 2.91%. The increase in net interest expense was partially offset by interest income on unused bond proceeds and available short term investments.

For the year to date period, net interest expense was $7.9 million, an increase of $6.2 million as compared to $1.7 million for the same period last year. As explained above, the increase is substantially related to the issuance of the Notes. The Notes represented both incremental borrowings, as well as an increased interest rate as compared with the prior period.

EBITDA:

Earnings Before Interest, Taxes and Depreciation and Amortization (EBITDA) for the three month period ended December 31, 1997 was $10.0 million, an increase of $8.3 million as compared to $1.7 million for the same period last year. For the year to date period, EBITDA was $29.8 million, an increase of $25.2 million as compared to $4.6 million for the same period last year.

PAGE

PRO FORMA DATA:

The Following table sets forth key information on a Pro Forma basis, assuming the acquisitions of Lobdell and Howell had taken place at the beginning of each applicable fiscal year:

(Dollars in millions)

        Three Months Ended  Three Months Ended   Nine Months Ended  Nine Months Ended
         December 31, 1997   December 31, 1996   December 31, 1997  December 31, 1996

Net Sales  $110.0   100.00%   $90.5   100.00%    $329.9    100.00%  $306.6   100.00%

Gross Profit  9.8     8.91%    (7.5)   (8.29%)     31.6      9.58%     6.7     2.19%

Operating     4.1     3.73%   (13.8)  (15.25%)     16.4      4.97%   (11.4)   (3.72%)
 Income (loss)

Net Interest  3.2     2.91%     1.3     1.44%       7.9      2.39%     4.4     1.44%
 Expense

Net income    0.6     0.55%    (8.6)   (9.50%)      5.4      1.64%    (8.3)   (2.71%)
 (loss)

Memo: EBITDA 10.0     9.09%    (8.1)   (8.95%)     32.1      9.73%     4.8     1.57%



LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 1997, cash increased $9.9 million. Excluding the net proceeds of the Notes and the acquisition of Howell ($23.2 million) and RPIH ($2.5 million) cash decreased by $2.0 million during the period. The decrease was a result of a decreased working capital position resulting substantially from a reduction in trade accounts payable and debt service requirements, offset by increased net income exclusive of depreciation and amortization. Cash of $10.4 million was used for net capital expenditures during the period.

The Company has a $110.0 million line of credit which provides for both borrowings and letters of credit which expires in 2003. At December 31, 1997, the Company had no borrowings outstanding under this line and $9.4 million in the following outstanding letters of credit: $8.0 million to support the Industrial Revenue Bonds issued by Creative Fabrication Corporation, a wholly-owned subsidiary of Lobdell, and $1.4 million to support workers compensation insurance agreements.

During the nine months ended December 31, 1997, the Company received net proceeds from the Notes, after payment of approximately $83.1 million to refinance existing indebtedness and approximately $4.3 million in issuance costs, of $37.6 million. The Company used approximately $23.2 million toward the acquisition of Howell and related expenses and $2.5 million toward the acquisition of RPIH. The remainder of the proceeds will be used for general corporate purposes, which may include other acquisitions. Interest payments on the Notes represent a significant liquidity requirement for the Company. The Company is required to make scheduled semi-annual interest payments on the Notes of approximately $6.3 million on June 15 and December 15 of each year until their maturity on June 15, 2007 or until the Notes are redeemed.

The Company believes that Howell's operations are complementary to the Company's and will enhance the Company's ability to develop key suspension system components. Further, Howell's sales are principally in the high-growth vehicle categories of sport utility vehicles, light trucks, mini-vans and vans, the same market targeted by the Company. The acquisition of Howell has also provided the Company with an entree to Chrysler and is expected to strengthen the Company's existing relationship with Ford. The Company intends to take additional actions to integrate Howell into its operations and implement cost reductions through the elimination of duplicative functions and the implementation of manufacturing efficiencies. The Company believes that the Howell acquisition will have a positive impact on the Company's results of operations for the fiscal year ending March 31, 1998 and thereafter and, as the Company did not incur or assume any indebtedness in addition to the Notes in connection with the acquisition of Howell, the Howell acquisition will not require additional debt service beyond that relating to the Notes.

The Company believes the RPIH acquisition will further its goal to satisfy customers needs. RPIH brings to the company technologies such as roll-forming and facilities which are conducive to providing post-production service parts and low volume value added stampings.

A portion of the Note proceeds ($3.8 million) were transferred to RPIH and its subsidiaries to pay off existing obligations.

The Company is expanding its operations in Mexico with the development of a manufacturing facility in Silao. The Company currently operates an assembly facility in Saltillo. The 47,900 square-foot first phase of the Silao facility will be operational in the first quarter of 1998 and will offer stamping, welding and assembly operations. It is anticipated that the Silao facility will expand to 132,000 square feet. The Silao facility will initially employ approximately 50 employees. The Mexican operations present an opportunity to increase the Company's global capabilities. The Company's global strategy is to be able to supply its components wherever the Company's customers are located.

Net capital expenditures were $10.4 million, or 3.5% of net sales for the nine months ended December 31, 1997 as compared to $2.1 million, or 3.6% of net sales for the nine months ended December 31, 1996. The increase was primarily a result of expenditures relating to the final payments on certain laser welding equipment acquired the prior year, the Saturn LS (Innovate) program and the start up of the Mexican operations.

For the remainder of fiscal 1998, the Company's capital expenditures are expected to be $12.6 million; consisting of a $3.7 million investment to support new business (primarily the Saturn LS and Ford Windstar programs); $3.4 million related to the start-up of the Company's Mexican operations; $2.1 million for information technology upgrades necessary to support the expansion of the business; $1.7 million for press rebuilds, $1.7 million in other expenditures including safety, environmental and maintenance items and production improvements.

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

     (b) A report on Form 8-K, dated November 25, 1997, was filed by the registrant on December 5, 1997; such Report contained information under Item 2 (Acquisition or Disposition of Assets) with respect to the acquisition of RPI Holdings, Inc. ("RPIH"). The Item 7 financial statements of RPIH and the required pro forma financial information relating to RPIH were filed by amendment on February 9, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 13, 1998                 OXFORD AUTOMOTIVE, INC.


                                          By:  /s/ DONALD C. CAMPION

                                               Donald C. Campion
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting and
                                               Financial Officer)

                                EXHIBIT INDEX



EXHIBIT NO.                        DESCRIPTION


    2.1 Stock Purchase Agreement, dated as of November 25, 1977, by and among Oxford Automotive, Inc. and the shareholders of RPI Holdings, Inc.; filed as Exhibit
                          2.1 to the Registrant's Form 8-K dated November 25, 1997, as filed December 5, 1997, and incorporated herein by reference.

    27                    Financial Data Schedule