Form 10-K405
period 1998-03-31
OXFORD AUTOMOTIVE INC
filed 1998-06-29
CIK 1040475

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  FORM 10-K FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark one)

    X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ___           THE SECURITIES EXCHANGE ACT OF 1934.

  For the fiscal year ended March 31, 1998
                 OR

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant has been required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the book value of the Registrant's common stock as of March 31, 1998 (because there is no market for the Registrant's common stock) was $3,076,977.

At June 1, 1998, there were outstanding 309,750 shares of the Registrant's common stock.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Oxford Automotive, Inc., a Michigan corporation ("Oxford Automotive" and together with its consolidated subsidiaries the "Company") is a leading Tier 1 or direct supplier of high-quality, engineered metal components, assemblies and modules used by original equipment automotive manufacturers ("OEMs"). The Company's core products are complex, high value-added products, primarily assemblies containing multiple stamped parts, forgings and various welded, hemmed or fastened components. These products which include large structural stampings and assemblies, including exposed ("Class A") surfaces, leaf springs and smaller complex welded assemblies, are used in manufacturing a variety of sport utility vehicles ("SUVs"), light and medium trucks, mini-vans, vans and passenger cars. The Company is the sole source supplier of these products to its customers. The Company had net sales of $410.3 million for the fiscal year ended March 31, 1998. Based on net sales, management believes the Company is one of the ten largest suppliers of stampings to the North American automotive market.

     The Company's five largest customers, General Motors Corporation
("GM"), Ford Motor Company ("Ford"), Chrysler Corporation ("Chrysler"), CAMI (a joint venture of GM and Suzuki Motor Corporation ("Suzuki")) and The Saturn Corporation ("Saturn"), accounted for approximately 54%, 31%, 9%, 2%, and 2%, respectively of the Company's net sales for the fiscal year ended March 31, 1998. The Company has been providing products directly to GM and Ford for more than 50 years and has earned outstanding commercial ratings for its high-quality standards, including GM's Supplier of the Year and Mark of Excellence Awards, Ford's Q1 Award and CAMI's President's Award. The Company also sells its products to other Tier 1 suppliers. For the fiscal year ended March 31, 1998, approximately 77% of the Company's net sales were derived from sales of its products manufactured for SUVs, mini-vans, vans and light trucks. In recent years, SUVs, mini-vans, vans and light trucks have experienced stronger growth in vehicle production as compared to the passenger car sector. This sector includes those platforms and models which have strong consumer demand, such as GM's popular C/K platform (full-size pickups and the Yukon/Tahoe/Suburban models), Ford's Ranger, Explorer and Windstar and Chrysler's Ram pickup and Mini-van. See Note 16 of Notes to Consolidated Financial Statements included in this Report for a description of the Company's domestic and export sales.

     Prior to August 1997, the Company conducted its business through two principal operations, BMG North America Limited ("BMG") and Lobdell Emery Corporation ("Lobdell"). The Company's recent acquisitions significantly strengthen the Company's position as a leading Tier 1 supplier of assemblies and modules to the OEMs. These strategic combinations provide the Company with the critical mass and capabilities in the areas of design and engineering, sales and marketing, and product expertise which provide the basis for the Company's strategy of becoming a fully-integrated, global systems supplier. The Company has already implemented a successful, focused sales and marketing initiative, which commenced concurrently with the operational improvements at BMG. As a result, the Company has been awarded the door assemblies and the side panel package for the new Saturn LS Program (the "LS Program"), the new vehicle which Saturn is launching in 1999 based upon the current Opel Vectra. Management believes these awards from Saturn will generate approximately $65.0 million of annual net sales beginning with the 1999 model year. In addition, the Company was recently awarded the door, hood, and underbody assemblies for the GMT 250 Program (Pontiac Recon, Buick Signia) (the "GMT 250 Program").
This program, a new GM platform, will be produced solely in Mexico and management believes will generate approximately $85.0 million of annual net sales beginning in 1999.

     The Company currently operates 17 manufacturing facilities (including three facilities acquired in connection with the Suspension Division, described below), which offer the latest technologies in metal stamping, forging, welding and assembly production equipment, including fully-automated hydraulic
and   wide-bed press lines (up to 180 inches), robotic welding cells, robotic hemming, autophoretic corrosion resistant coating, and a patented eye forming process. The Company also has the world-wide exclusive rights (outside the CIS-formerly Soviet Union) to the "MAZ" tapering process for its suspension applications. Since 1992, the Company has invested in excess of $110 million in capital investments to support sales growth, expand production capabilities and improve efficiency and flexibility. The Company's diverse line of over 380 presses that range up to 2,600 tons and both include conventional and transfer technology and state-of-the-art robotic weld assembly and hemming equipment are capable of manufacturing a broad assortment of parts and assemblies ranging from simple stampings to full-size, Class A door and closure panels. The Company is one of a few independent suppliers that has the ability to produce large, complex stampings, as well as the technical expertise and automated assembly capabilities to provide high value-added modules such as door apertures and assemblies, A-pillars, Class A surface products, control arms, and multiple leaf and parabolic leaf springs. The Company is currently planning the addition of a new 300,000 sq. ft. facility in Ramos Arizpe, Mexico to support the GMT 250 Program and other opportunities in the Mexican market.

BUSINESS STRATEGY

     The principal objective of the Company is to be a leading, full-service, global Tier 1 supplier of integrated systems based on metal forming and related manufacturing technologies. Management believes that the Company is well positioned to benefit from two significant trends in the stamping and metal forming segments of the automotive industry: outsourcing and consolidation. Outsourcing of metal stamping has increased in response to competitive pressures on OEMs to improve quality and reduce capital requirements, labor costs, overhead and inventory. Consolidation among automotive industry suppliers has occurred as OEMs have more frequently awarded long-term sole source contracts to the most capable global suppliers. In addition, OEMs are increasingly seeking systems suppliers who can provide a complete package of design, engineering, manufacturing and project management support for an integrated system (such as a front-end system). The Company intends to capitalize on these trends through internal development and strategic acquisitions. The key elements of the Company's strategy include the following:

     Provide Full-Service Program Capability. The Company is focused on developing full-service program capabilities. The Company works with OEMs throughout the product development process from concept and prototype development through the design and implementation of manufacturing processes. The Company believes that its ability to provide the package of design, engineering, prototyping, tooling, blanking, stamping, forging, assembly, and corrosion resistant coating to its customers creates a unique capability present in only a limited number of suppliers. The Company believes this capability will enable it to manage large programs, assist it in reducing customer program launch time, lower customer costs and increase its margins.

     Supply Complex, High Value-Added Systems. As a result of the Company's technical design and engineering capabilities and its reputation for highly-efficient manufacturing operations, the Company is able to secure supply relationships for complex, high value-added products, primarily assemblies and modules that contain multiple stamped parts and various welded, hemmed or fastened components. For example, the Company produces the rear door for GM's Yukon/Tahoe/Suburban vehicles, the lower control arm for GM's four wheel drive C/K vehicles, the control arm assemblies for Ford's F-Series pickups and Chrysler's T-300, the radiator support assembly for GM's W-car (Grand Prix, Century, Lumina, Monte Carlo and Intrigue), complex A-pillar assemblies for the Ford Mustang and the Ford Ranger pickup, and multiple leaf, parabolic (long taper) multiple leaf, and single leaf long taper suspension systems for products ranging from Ford's F-Series pickups to Chrysler's mini- vans. These complex products typically generate higher dollar content per vehicle as well as higher margins for the Company as compared to simple, individual stampings. The Company plans to capitalize on its ability to develop and provide integrated modules and assemblies to deliver to the OEMs an integrated product such as a complete door or front-end system. In addition to doors, radiator supports and Class A surface components, the Company believes it has unique expertise with respect to control arms and leaf springs, which it will further develop as a fully integrated suspension system.

     Focus on High Growth Vehicle Categories. The Company's sales and marketing efforts have been, and will continue to be, directed toward sectors of the automotive market that have experienced strong consumer demand. For the fiscal year ended March 31, 1998, approximately 77% of the Company's net sales were derived from sales of products manufactured for SUVs, mini-vans, vans and light trucks. Similarly, the Company's sales to the passenger car market have been, and will continue to be, directed to the segments with stronger sales growth, including Saturn cars.

     Establish a Global Presence. The Company is actively pursuing strategic acquisitions and joint-venture opportunities in Europe and intends to pursue opportunities which will allow the Company to increase its presence in South America, and to establish a presence in Asia and other markets in order to serve its customers on a global basis. Several OEMs have announced certain models designed for the world automobile market ("World Car"). As a result, the OEMs have encouraged their existing suppliers to establish foreign production support for World Car programs. This globalization provides access to new customers and technology, as well as economic cycle diversification. The Company has established a presence in Mexico and Venezuela and currently provides components for OEMs doing business in Mexico and South America.

     Pursue Strategic Acquisitions. In response to the trend in the OEM market toward "systems suppliers," the Company is focused on making strategic acquisitions that will enhance the Company's ability to provide integrated systems (such as a door or front end systems) or otherwise leverage its existing business by providing additional product, manufacturing and service capabilities. The Company also intends to pursue acquisitions which will expand its customer base by providing an entree to new customers, including the North American operations of Asian and European based OEMs. The Company believes that the continuing supplier consolidation in the stamping and metal forming segments may also provide attractive opportunities to acquire high-quality companies at favorable prices, including businesses which can be improved financially through overhead elimination, organizational restructuring, plant reconfiguration, labor contract negotiations and management changes. The Company will also pursue acquisitions that enable it to achieve a global presence.

RECENT DEVELOPMENTS

     On August 13, 1997, the Company acquired Howell Industries, Inc. ("Howell"). Howell is a Tier 1 manufacturer of high-quality welded subassemblies and detailed stampings used primarily in suspension system applications in the production of SUVs, light trucks, mini-vans, vans and passenger cars. Howell has developed a niche in designing, engineering and manufacturing suspension control arms in a variety of configurations and variations depending on drive-train and suspension application.

     Howell's expertise has complemented and enhanced the Company's ability to develop key suspension system components. Further, Howell's sales were principally in the high-growth vehicle categories of SUVs, light trucks, mini-vans and vans, the same market targeted by the Company. For its fiscal year ended July 31, 1997, Howell had net sales of $95.2 million.

     On November 25, 1997, the Company acquired all of the outstanding shares of common stock of RPI Holdings, Inc. ("RPIH"). RPIH, through its wholly owned subsidiary RPI, Inc., provides the Company production of roll-formed pieces, metal stampings, service parts, and welded assemblies of functional and decorative trim for the OEM market. Net sales for the nine month period from July 1, 1996 to March 31, 1997 for RPIH were $8.8 million.

     On April 1, 1998, the Company acquired the suspension division (the "Suspension Division") of Eaton Corporation. The Suspension Division is a leading Tier 1 North American supplier of leaf spring suspension systems for automotive applications. Products of the Suspension Division include multiple leaf, parabolic (long taper) multiple leaf, and single leaf long taper suspension systems.

     The Suspension Division is a major supplier to the traditional North American light truck vehicle manufacturers, and also one Japanese automotive transplant, one Japanese heavy truck manufacturer, and one European vehicle program. The Suspension Division designs, manufactures and markets leaf springs for original equipment vehicle markets with product applications in light truck rear suspensions. The Suspension Division is focused on the light truck market, where full-size pick-ups and vans, mini pick-ups and vans, and sport utility vehicles are the major users of leaf springs, primarily for rear suspension applications. The Suspension Division includes a 49% interest in Metalurgica Carabobo, S.A. ("Metalcar"), a Venezuelan manufacturer of conventional leaf springs and coil springs for both light and heavy trucks. For its fiscal year ended December 31, 1997, the Suspension Division had net sales of $125.8 million.

     In January 1998, the Company announced the closure of its Winchester Indiana facility. The decision to close this facility was based on the Company's rationalization of its current capacity and will result in fixed cost reductions and improved productivity through reallocation of production to other facilities during fiscal 1999. The costs associated with the closure had been previously reserved for and will therefore have no adverse impact on the financial results of the Company. The Company is currently redeploying production assets to support recently awarded programs (e.g. GMT 250 Program). In addition, during the year the Company consolidated the financial and administrative operations of its acquisitions, thereby allowing for the closure of the Alma and Southfield administrative offices.

     On April 1, 1998, the Company issued $35.0 million aggregate principal amount of 10 1/8% Senior Subordinated Notes Due 2007, Series B (the "Series B Notes"). The Series B Notes are substantially identical to, and rank pari passu in right of payment with the $125.0 million aggregate principal amount of 10 1/8% Senior Subordinated Notes Due 2007 issued by the Company on June 24, 1997. The Series B Notes were issued at 105.84% of par, thereby generating a yield of approximately 9.0%, based on the earliest redemption date at par.

INDUSTRY TRENDS

     The OEM market to which the Company sells its products consists of the design, engineering, development, production and sale of parts, components, assemblies and modules or systems (several components assembled together) for use in the manufacture of new motor vehicles. The Company's performance, growth and strategic plan are directly related to certain trends within the OEM market. Since the 1980s, Chrysler, Ford and GM have each been substantially reducing the number of suppliers that may bid for awards and outsourcing an increasing percentage of their production requirements. As a result of these trends, the OEMs are focusing on the development of long-term, sole source relationships with suppliers who can provide more complex parts, as well as complete subassemblies and modules on a just-in-time basis while at the same time meeting strict quality requirements. These requirements are accelerating the trend toward consolidation of the OEM's supplier base as those suppliers who lack the capital and production expertise to meet the OEM's needs, either cease to operate or are merged with larger suppliers. OEMs benefit from outsourcing because outside suppliers generally have significantly lower cost structures and, as described below, suppliers can assist in shortening development periods for new products.

     In addition to consolidation and outsourcing, suppliers are participating earlier in the design and engineering process, providing research, as well as product development, product testing/validation, prototyping and tooling. OEMs generally expect Tier 1 suppliers to (i) participate in the design and engineering of complex assemblies, (ii) develop the required manufacturing process to deliver these assemblies on a just-in-time basis, and
(iii) assume responsibility for quality control. This results in shorter development times for new products, as well as higher quality and lower parts costs.

     While the focus today by the OEMs is on quality, cost and service, the Company believes that the focus for the future will be on global capabilities, innovation and ability to provide value-added products and systems. The OEMs have been very successful in making high-quality and low cost a minimum requirement to remain in the industry, as opposed to a competitive advantage for certain suppliers.

     These evolving requirements can best be addressed by suppliers with sufficient resources to meet such demands. For full-service suppliers such as the Company, this environment provides an opportunity to grow by obtaining business previously provided by other suppliers who can no longer meet the current or future requirements and expectations of the OEMs and by acquisitions that further enhance product manufacturing and service capabilities. Although the requirements of the OEMs have already resulted in significant consolidation of component suppliers in many product segments, the Company believes that many opportunities exist for further consolidation within the Company's stamping and metal forming industry.

PRODUCTS

     The Company generates the majority of its net sales from large, complex, high value-added products, primarily assemblies that generally consist of multiple parts, which the Company stamps and forges and combines with various welded or fastened components. The Company is the sole source supplier of these complex modules and assemblies. These products include unexposed components and assemblies that are intrinsic to the structural integrity of the vehicle such as A-pillars, radiator supports, floor pans, toe-to-dash panels, leaf springs, frame and suspension components and reinforcements. In addition to unexposed components and assemblies, the Company has the capability and expertise to produce Class A surfaces such as door assemblies, door apertures, rocker panels, fuel filler doors, and box side outers, which require virtually flawless finishes and more stringent customer requirements than unexposed assemblies. These products require superior engineering and automated manufacturing and assembly capabilities due to their complexity and high volume requirements.

     While the Company has the capability to produce small stampings, such as brackets and braces, it focuses on more complex and larger components and assemblies which typically generate higher dollar content per vehicle as well as higher margins for the Company. These assemblies, such as the A, B and C pillars, control arms, leaf springs, door assemblies, door apertures, deck lids and radiator supports require larger, high tonnage, wide-bed, fully-automated press capabilities, complex automated weld and hemming assembly, autophoretic corrosion resistant coating, machining, and automated assembly of purchased components.

     The chart below details by major customer the Company's major products, the type of vehicle and the model/platform for which they are produced:

(INCLUDES NEW BUSINESS AWARDS THRU 6/25/98)


CUSTOMER         TYPE             MODEL/PLATFORM                           COMPONENTS SUPPLIED
--------         ----             --------------                           -------------------
General Motors   Sport Utility    Suburban/Tahoe/Yukon                     Door Assemblies, Door Apertures, Rocker
                                                                           Panels,
                                                                            Lower Control Arms, Wheel Moldings
                 Sport Utility    Blazer/Jimmy                             Leaf Springs, Seat Supports/Rails
                 Sport Utility    Pontiac Recon/Buick Signia (2000 Launch) Door Assemblies, Tailgate Assemblies,
                                                                           Hoods,
                                                                            Floor Assemblies, Rocker Panels, Rail
                                                                           Assemblies
                 Light Truck      S10/Sonoma Pickup                        Leaf Springs
                 Light Truck      C/K Crew Cab Pickup                      Door Apertures, Wheel Moldings
                 Light Truck      C/K Pick Up                              Lower Control Arms (4 Wheel Drive), Rocker
                                                                           Panels,
                                                                           Wheel Moldings
                 Light Truck      C/K Pick Up (Mexico)                     Class A Blanks
                 Mini-Van         Astro/Safari                             Struts, Lower Control Arms (All Wheel
                                                                           Drive), A Pillars,
                                                                            Leaf Springs
                 Vans             Savanna/Express                          Leaf Springs, Pillar Reinforcements,
                                                                           Latches, Supports
                 Medium Duty      Commercial Chassis                       Leaf Springs, Toe-to-Dash Panel
                 Medium Duty      Kodiak                                   Floor Assembly, Fuel Tank Straps, Raised
                                                                           Roof Panel
                 Passenger Car    Saturn SC                                Deck Lid, Pillar Reinforcement, Inner
                                                                           Doors,
                                                                           Window Frame Reinforcement
                 Passenger Car    Saturn SC/SL/SW (1999 Launch)            Underbody Rails
                 Passenger Car    Saturn LS (1999 Launch)                  Body Side Inners, Door Assemblies, Shelf
                                                                           Panel,
                                                                           Wheel House Inners, Radiator Support, Heat
                                                                           Shield, Gas Tank Shield
                 Passenger Car    Grand Prix, Regal, Intrigue, Monte       Radiator Supports
                                  Carlo, Lumina
                 Passenger Car    Corvette                                 Floor Panels
                 Passenger Car    EV1                                      Floor Panels, Wheel Houses
                 Passenger Car    Malibu, Cutlass                          Sun Roof Assembly
                 Passenger Car    Grand Am, Alero                          Door Beams
                 Passenger Car    Park Avenue, Riviera, Aurora, Seville,   Rocker Panels
                                  Deville
                 Passenger Car    Joy, Swing, Monza (Mexico)               Class A Blanks, Floor Pan Assemblies
                 Passenger Car    Cavalier/Sunfire (Mexico)                Floor Pan Assemblies

Ford             Sport Utility    Explorer, Mountaineer                    Rear Floor Reinforcement, Center Body
                                                                           Pillar,
                                                                            B-Pillar Assembly, Leaf Springs
                 Sport Utility    Expedition, Navigator                    Control Arms
                 Light Truck      F Series Pickup                          Control Arms, Load Floor, Leaf Springs
                 Light Truck      Ranger, Mazda Pickup                     A Pillar, Upper/Lower Back Panel, Roof
                                                                           Panel,
                                                                           Windshield Header, Box Side Outer, Leaf
                                                                           Springs
                 Van              Windstar                                 Rear Floor Assembly, Dash Panel, Rear
                                                                           Crossmembers,
                                                                            Cowl Sides, Radiator Support
                 Van              Econoline                                Roof Rails, A-Pillar, Floor Pan, Shock
                                                                           Tower,
                                                                            Fuel Filler Doors, Leaf Springs,
                                                                           Brackets, Latches
                 Passenger Car    Contour/Mystique/Mondeo (Europe)         Front & Rear Control Arms,
                                                                           Rear Suspension Bar Assembly, Brackets
                 Passenger Car    Cougar                                   Front & Rear Control Arms,
                                                                           Rear Suspension Bar Assembly, Brackets
Ford/Nissan      Mini-Van         Villager, Quest                          Leaf Springs
Chrysler         Sport Utility    Cherokee                                 Control Arms
                 Light Truck      Dakota                                   Leaf Springs, Control Arms (1999 Launch)
                 Sport Utility    Durango                                  Skid Plates, Brackets, Control Arms (1999
                                                                           Launch)
                 Light Truck      Ram Pickup                               Control Arms
                 Minivan          Extended Voyager/Caravan, AWD Eurostar   Leaf Springs
                                  (Europe)
Isuzu            Medium Duty      NPR/W4 Truck                             Leaf Springs
CAMI             Sport Utility    Tracker/Sidekick                         Rear Bumper, Side Frame Member,
                                                                           Door Inner Reinforcement, Floor Bar,
                                                                           Underbody Components
                 Passenger Car    Metro/Swift                              Rear Cross Members, Side Sill, Dash Panel



     The Company has received purchase orders for production commencing after the current model year, which production typically continues through the product's life cycle and is subject to the volume requirements of customers, for the following major products: (i) the new Saturn LS Program, which management believes will generate approximately $65.0 million of annual net sales beginning with the 1999 model year, (ii) the 1999 Ford Windstar-radiator support, which management believes will generate approximately $7.2 million of annual net sales, (iii) the GMT 250 Program, which management believes will generate approximately $85.0 million of annual net sales beginning in 1999,
(iv) the 2001 Chrysler Durango/Dakota control arms, which management belives will generate approximatley $8.5 million of annual sales beginning in 2000 and
(v) the 1999 CAMI J2, which management believes will generate approximately $4.0 million of annual net sales beginning in 1998.


DESIGN AND ADVANCED ENGINEERING

     The Company strives to maintain a technological advantage through investment in product development and advanced engineering capabilities that utilize structured program management techniques in an effort to exceed the customer's expectations for value and service. The Company's engineering staff encompasses such disciplines as program management, computer aided design ("CAD"), virtual prototyping, draw die and process simulation, advanced engineering, manufacturing feasibility, and tooling and process development. Responsibilities of the Company's engineers include (i) design, (ii) initial prototype development, (iii) design and implementation of manufacturing processes, (iv) production feasibility and improvement, and (v) data management.

     As the Company's customers continue to outsource larger assembled systems which must be designed at earlier stages of vehicle development rather than the smaller parts which are attached to them, the Company is increasingly required to utilize advanced engineering resources early in the planning process. Advanced engineering resources create improved engineering design, CAD feasibility studies, working prototypes and testing programs to meet customer specifications. Given this increased demand for early involvement in the design and engineering aspects of production development, the Company established a new technical center which houses its engineering and design group. The Company utilizes structured program management based on the Automotive Industry Action Group sanctioned Advanced Part Quality Planning principles to ensure part quality in all phases of design and manufacturing. The Company has established a data management and CAD department which is able to support all major customer systems. The Company provides "gray box" engineering capabilities in which the customer has principal design responsibility while the Company's engineers work closely with the customer in designing the specifications of the product material, the part to be produced and the tooling required to produce the finished product. The Company is also on-line with all major customers which accelerates the process of design changes.

     The Company's design and advanced engineering expertise is an important differentiating factor in maintaining its relationships with and obtaining new business from Ford, GM, and Chrysler and, in management's judgment, was an essential factor in winning the LS Program business.

CUSTOMERS AND MARKETING

     The Company supplies its products on a long-term preferred and sole source basis, primarily to GM (54%), Ford (31%), Chrysler (9%), CAMI (2%), and Saturn (2%) (percentages are approximates of net sales for the fiscal year ended as of March 31, 1998) with the remaining net sales comprised of sales primarily to other automotive suppliers. The Company has been providing products directly to GM and Ford for more than 50 years and directly to Chrysler for more than 20 years. The Company currently has locations in Mexico and Venezuela and provides components for OEMs doing business in Mexico and South America. The Company believes its presence in Mexico is strategically important and has led to several significant new opportunities (e.g. GMT 250 Program) with OEMs doing business in Mexico. The Company also believes the Venezuelan joint venture provides further entree into Latin and South American markets. Metalcar's production capabilities and strong management team will provide the Company the means to further penetrate these markets not only for springs, but also metal stamping and other Company products. The Company maintains very strong relationships with its customers and continually strives to exceed customer expectations and anticipate customer needs. This approach has enabled the Company to maintain its status as a long-term supplier with each of its major customers and as part of a limited group of preferred suppliers invited to bid for platform work.

     With the efforts by the OEMs to reduce the product development cycle time, top suppliers are increasingly included in the early design and development stages. For example, the Company obtains many of its new orders through a presourcing process by which the customer invites one or a few preferred suppliers to manufacture and design a component, assembly or module that meets certain price, timing and functional parameters. Upon selection at the development stage, the Company and the customer typically agree to cooperate in developing the product to meet the specified parameters. Upon completion of the development stage and the award of the manufacturing business, the Company receives a blanket purchase order for those components, assemblies or modules for the life of a vehicle model or platform, which typically range from five to seven years. Consequently, the key success factors for OEM suppliers now include total program management that encompasses state-of-the-art design, reduced launch cycle times, manufacture and delivery of high quality products at competitive prices.

     The Company believes that the advanced engineering and sales organization at the Company's technical center offers services few other suppliers have available for their customers. The group's primary activities are: (i) Quoting/Cost Estimating; (ii) Assembly/Automation; (iii) CAD Design and Data Control; (iv) Virtual prototyping; (v) Draw die simulation (vi) Tool Process/Design; and (vii) Program Management. The sales group is divided into customer oriented business units, each with a business unit manager responsible for all facets of customer needs, as well as strategies for growing their particular customer base. The entire group is dedicated to advanced technical development and servicing a multitude of customers' needs as one team.

RAW MATERIALS

     The cost of raw materials represented approximately 54.7% of net sales of the Company for the fiscal year ended March 31, 1998 and steel represented approximately 69% of total raw materials purchases for the fiscal year ended March 31, 1998. The Company expects to purchase nearly 360,000 tons of steel in fiscal 1999 for use in its production. The remaining 31% of raw materials purchases for fiscal 1998 represents various purchased parts such as forgings, bushings, ball joints, isolators, corrosion resistant coating, and various fasteners.

     The Company participates with respect to the majority of its platforms in steel purchase programs through Ford, GM and Chrysler wherein the steel is purchased by the OEM from the steel mill and sold to the Company at a negotiated price. These purchase programs effectively neutralize the exposure to steel price increases, as any price increases from the steel mills are either absorbed by the OEM prior to the Company's purchase of the steel or such increases are reflected in the Company's purchase of the steel and passed back to the OEM in the product pricing.

COMPETITION

     The market for the Company's products is characterized by strong competition from both captive OEM suppliers and external, non-captive suppliers. The Company competes with a limited number of competitors that have the physical assets and technical resources to produce large bed stampings, complex parts and subassemblies of multiple parts. The Company's largest competitors include The Budd Company, a subsidiary of Thyssen AG; Magna International Inc.; Tower Automotive, Inc.; Aetna Industries, Inc.; Ogihara America Corp., a subsidiary of Marubeni Corp.; Midway Products Corporation; Active Tool & Manufacturing Co., Inc.; A.G. Simpson Automotive, Inc.; Mayflower Vehicle Systems Inc.; L&W Engineering; National Automotive Radiator Manufacturing Company; and divisions of OEMs with internal stamping and assembly operations.

     The Company competes for business at the beginning of the development for new model platforms, as well as the redesign of current models. This process can begin from two to five years prior to the introduction of the new model. After the customer awards a program, that supplier is generally designated as the sole source supplier for the life of that program, which typically lasts 4 to 5 years for passenger cars and up to 10 years for trucks (particularly for unexposed structural components and assemblies).

EMPLOYEES

     At June 1, 1998, the Company employed approximately 3,800 persons in the United States, Canada and Mexico, approximately 700 of whom are employed on a salaried basis and the balance of whom are hourly employees. Substantially all of the Company's hourly employees are represented by various local unions through collective bargaining agreements. These individual agreements which are from three to five years in length expire over the period February 1999 through March 2003.

     In 1994, the Company, through the recently acquired Suspension Division, experienced a 2-week work stoppage at the Chatham, Ontario facility. Other than this, the Company has not experienced any organized work stoppages at any time during the past ten years. At the present time, the Company believes that its relations with its employees are good.

REGULATORY MATTERS

     The Company's facilities and operations are subject to a wide variety of federal, state, local, and foreign environmental laws, regulations, and ordinances, including those related to air emissions, wastewater discharges, and chemical and hazardous waste management and disposal ("Environmental Laws"). The Company's operations also are governed by laws relating to workplace safety and worker health, primarily the Occupational Safety and

Health Act, and foreign counterparts to such laws. In many jurisdictions, these laws are complex and change frequently. The nature of the Company's operations exposes it to risks of liabilities or claims with respect to environmental and worker health and safety matters. At March 31, 1998, the Company has a liability of approximately $1.7 million recorded for estimated costs of known environmental matters. There can be no assurance that material costs will not be incurred in connection with such liabilities or claims. See Note 14 of Notes to Consolidated Financial Statements included in this Report.

     Based on the Company's experience to date, the Company believes that the future cost of compliance with existing Environmental Laws (or liability for known environmental claims) will not have a material adverse effect on the Company's business, financial condition or results of operations. However, future events, such as changes in existing Environmental Laws or their interpretation, may give rise to additional compliance costs or liabilities that could have a material adverse effect on the Company's business, financial condition or results of operations. Compliance with more stringent Environmental Laws, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing Environmental Laws, may require additional expenditures by the Company that may be material.

     Certain Environmental Laws hold current owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products ("Hazardous Substances"). Certain laws, including but not limited to CERCLA, may impose joint and several liability on responsible parties. Because of the Company's operations, the long history of industrial uses at some of its facilities, the operations of predecessor owners or operators of certain of the businesses, and the use, production, and releases of Hazardous Substances at these sites, the Company is affected by such liability provisions of the Environmental Laws. Several of the Company's facilities have experienced some level of regulatory scrutiny in the past and are or may be subject to further regulatory inspections, future requests for investigation or liability for past disposal practices.

     The Company's Alma, Michigan plant is listed on the Michigan
Department of Environmental Quality ("MDEQ") list of Michigan Sites of Environmental Contamination. Based on filings with the MDEQ by the current owner of the petroleum refinery which adjoins the Alma Plant property, the refinery has been determined by the MDEQ to be the source of certain contamination existing in the eastern area of the Alma plant property. While the Company is currently conducting certain remedial activity at its Alma plant in connection with this contamination, the Company may have claims against the refinery owner relating to this contamination. While the Company does not expect to incur significant future costs in connection with this matter, the Company cannot guarantee that such future costs will not be material.

     The Resource Conservation and Recovery Act and the regulations thereunder ("RCRA") regulates the generation, treatment and disposal of hazardous wastes. In the mid-1980s, the Company, through Lobdell, entered into a Consent Agreement and Final Order with the United States Environmental Protection Agency (the "EPA") relating to the final closure of a surface water impoundment area at the Alma plant under RCRA. The Company has remediated the impoundment soils and sediments and is now implementing a groundwater monitoring program with EPA approval under RCRA. In addition, the Company is conducting groundwater monitoring in a separate section of the Alma plant at which contaminants have been detected by the Company's consultants. Both of these programs may be affected by the suspected contamination from the petroleum refinery described above. While future groundwater remediation costs, if any, are not expected to be material, the Company cannot predict such costs with certainty and no guarantee can be made that these costs will not be material.

     The Company has been named as a potentially responsible party, along with several other companies, in connection with a former disposal facility located in the St. Louis, Michigan area. The Company and certain other named parties, in cooperation with the State of Michigan, currently are undertaking a remedy for which they are sharing costs. Groundwater at the site is currently being monitored and while the costs of groundwater remediation, if any, are not expected to be material, the Company cannot accurately estimate such costs at this time.

     On April 1, 1998, the Company acquired the Suspension Division and is in the process of addressing certain environmental concerns. Eaton Corporation has agreed to retain and reimburse the Company for all known environmental liabilities for which claims are made prior to April 1, 2008 arising from the operation of the acquired facilities prior to the acquisition of the Suspension Division, including the present remediation efforts. Eaton Corporation has also agreed to retain and reimburse the Company for all unknown environmental liabilities arising from the operation of the acquired facilities prior to the acquisition of the Suspension Division, for which claims are made prior to April 1, 2000, up to a $1.5 million aggregate cap. While there can be no assurance that all costs associated with such matters will ultimately be reimbursed by Eaton Corporation, the Company does not currently believe that any liability associated with such matters will be material to the Company.

FORWARD LOOKING STATEMENTS

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

     The risks and uncertainties that may affect the operations, performance, development and results of operations of the Company include the following: (1) the OEM supplier industry is highly cyclical and, in large part, impacted by the strength of the economy generally, by prevailing interest rates and by other factors which may have an effect on the level of sales of automotive vehicles; (2) future price reductions, increased quality standards or additional engineering capabilities may be required by the OEMs, which are able to exert considerable pressure on their suppliers; (3) the OEMs may decide to in-source some of the work currently performed by the Company; (4) work stoppages and slowdowns may be experienced by OEMs and their Tier 1 suppliers, as a result of labor disputes; (5) there may be a significant decrease in sales of vehicles using the Company's products or the loss by the Company of the right to supply any of such products to its major customers; (6)increased competition could arise in the OEM supplier industry; and (7) changing federal, state, local and foreign laws, regulations and ordinances relating to environmental matters could affect the Company's operations.


ITEM 2.  PROPERTIES.

     The Company's corporate headquarters, engineering, technical center and sales offices are currently located in Troy, a suburb of Detroit, Michigan, close to its core of automotive customers. The Company's manufacturing plants are strategically located near OEM manufacturing sites.

     The Company currently operates over 380 presses ranging from under 100 ton to 2,500 ton capabilities. The Company is capable of producing components and assemblies from the smallest brackets to full-size, Class

A door and closure panels with its unique wide-bed (180 inch), automated press lines. Production systems include oil feeders, welding robots, pick and place robots and other state-of-the-art automation, as well as autophoretic corrosion resistant coating systems.

     As OEMs have increased quality standards and implemented just-in-time and sequenced delivery/inventory management methods, the consistency of quality, as well as the timeliness and reliability of shipments by OEM suppliers, have become crucial in meeting logistical demands of the OEMs and reducing operating costs of the supplier. The Company has responded by developing and adopting manufacturing practices that seek to maximize quality and eliminate waste and inefficiency in its own operations and in those of its customers. The Company's manufacturing and engineering capabilities enable it to design and build high-quality, efficient manufacturing systems, processes and equipment. The Company has invested heavily in its commitment to quality through education of employees and implementation of cost management and control systems from the plant floor up.

     All suppliers are required to meet numerous quality standards in order to qualify as a preferred and long-term supplier to the OEMs. The QS-9000 standards were developed by international and domestic automobile and truck manufacturers to ensure that their suppliers meet consistent quality standards that can be independently audited. The QS-9000 standards provided for the standardization and documentation of a supplier's policies and procedures to improve suppliers' efficiencies. The Company is scheduled to meet the current qualification requirements of its customers.

     In addition to the QS-9000 standard, each OEM maintains its own certification or award system for preferred suppliers based on the supplier's demonstrated quality, delivery and certain commercial considerations. Ford requires that all suppliers receive its Q1 rating in order to quote for new production business. GM's Supplier of the Year Award provides certain competitive advantages to the recipients but is not a requirement for current GM suppliers to bid on new business. Chrysler allows suppliers who have received its Gold Pentastar Award to retain any current business when it is replaced by a new model without competitive bidding. Other OEMs maintain various award programs for their suppliers that recognize outstanding performance by the supplier. The Company has received Chrysler's Gold Pentastar Award for each of its facilities that have Chrysler as a customer. The Company has the Q1 rating from Ford at 9 of the 10 plants that are required to have the Q1 rating. The Company has initiated steps necessary to obtain the Q1 rating at this plant. The Company believes that this plant has met the minimum standards, is in the final phase for approval, and will be awarded the Q1
rating by  September 1998.   If this plant does not obtain the Q1 rating, it
would be precluded from quoting on new Ford business and the Company would likely consolidate its Ford production in its other Q1 rated plants.

     A summary of the Company's major facilities, including the facilities of the Company's less than majority owned affiliates is set forth below:

                                                  SIZE
                              FACILITY           (SQ. FT.)
                              --------            -------
                              Alma, Michigan      389,000
                              Argos, Indiana      386,000
                              Corydon, Indiana    200,000

                              Greencastle,        214,000
                              Indiana
                              Cambridge, Ontario  290,000
                              Delhi, Ontario      115,000
                              Athens, Tennessee   100,000
                              Masury, Ohio        150,000
                              Lapeer, Michigan     85,000
                              Prudenville,         76,000
                              Michigan
                              Oscoda, Michigan     57,000
                              Hamilton, Indiana    85,000
                              Chatham, Ontario    190,000
                              Wallaceburg,        240,000
                              Ontario
                              Saltillo,            20,000
                              Mexico(1)
                              Silao, Mexico(1)     42,000
                              Troy, Michigan(1)    34,000
                              Valencia,           122,000
                              Venezuela(2)

-----------------

     (1) All properties above are owned, with the exception of the Silao and Saltillo facilities and the Troy office. These properties are leased with lease expiration dates ranging from December 1999 to June 2005.

     (2) Owned by Metalurgica Carabobo, S.A., a Venezuelan joint venture of which the Company has a 49% interest.

     The Company is in the planning stage of a new facility in Ramos Arizpe, Mexico. The 300,000 sq.ft. facility will support the GMT 250 Program as well as other customer opportunities.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is subject to various claims, lawsuits and administrative proceedings related to matters arising in the normal course of business. In the opinion of management, after reviewing the information which is currently available with respect to such matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended March 31, 1998.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                 MATTERS.

     There is no established trading market for any class of common equity of the Company. As of June 1, 1998, there were 21 shareholders of record of the Company's common stock.

     The Company has not paid cash dividends during the past two fiscal years and does not plan to pay cash dividends in the near term. The Company is restricted in its ability to pay dividends under the terms of the Indenture governing its 10-1/8% Senior Subordinated Notes due 2007 (the "Indenture") and the terms of its Credit Agreement (the "Senior Credit Facility") dated June 24, 1997, with NBD Bank, on behalf of itself and as agent for a syndicate of other lenders.

     The Company did not sell any equity securities during the year ended March 31, 1998 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth (i) the selected consolidated historical financial data of BMG (the "Predecessor") for the years ended March 31, 1994 and 1995 which was derived from the audited consolidated financial statements of the Predecessor, (ii) selected consolidated historical financial data of the Predecessor for the period from April 1, 1995 through October 27, 1995, and (iii) selected consolidated historical financial data of the Company from October 28, 1995 through March 31, 1996 and the years ended March 31, 1997 and 1998. The selected consolidated historical financial data for the period April 1, 1995 through October 27, 1995; and the period October 28, 1995 through March 31, 1996 was derived from the audited consolidated financial statements of the Predecessor and the Company, which are included elsewhere in this Report, together with the report of Deloitte & Touche, independent accountants. The selected consolidated historical financial data for the years ended March 31, 1997 and 1998 was derived from the audited consolidated financial statements of the Company, which are included elsewhere in this Report, together with the report of Price Waterhouse LLP, independent accountants. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the related notes and other financial information presented elsewhere in this Report.

                                                                                   HISTORICAL
                                                   ------------------------------------------------------------------------------
                                                        PREDECESSOR                                      COMPANY
                                             ----------------------------------------  ------------------------------------------
                                                                         APRIL 1,        OCTOBER 28,
                                                                         1995 -            1995 -
                                               MARCH 31,   MARCH 31,     OCTOBER 27,      MARCH 31,    MARCH 31,      MARCH 31,
                                                1994(a)      1995           1995           1996          1997         1998
                                             ----------- ------------    -----------    -----------  -------------  -------------
                                                                     (dollars in thousands)
          STATEMENT OF OPERATIONS DATA:
          Net sales . . . . . . . . . . . .    $65,182      $75,097       $49,043       $35,572        $136,861      $410,321

          Gross profit  . . . . . . . . . .      5,955        4,206         2,148         3,948          11,773        41,901
          Selling, general and
            administrative  . . . . . . . .      2,164        4,554         3,922         2,235           7,685        21,839
          Restructuring provision .  . . . .        --           --            --            --              --         1,610

          Gain on sale of  equipment . . . .        --           --            --            --              --        (1,602)

          Equipment impairment and non-
            recurring charges(b)  . . . . .         --           --            --            --             287            --
                                               -------      -------       -------       -------        --------      --------
          Operating income (loss) . . . . .      3,791         (348)       (1,774)        1,713           3,801        20,054
          Interest expense  . . . . . . . .      1,658        1,267         1,048         1,096           3,388        10,710
          Other income (expense)  . . . . .         --           --            --            --           2,201           321
          Income (loss) before income
            taxes . . . . . . . . . . . . .      2,133       (1,615)       (2,822)          617           2,614         9,665
          Provision (benefit) for income
            taxes . . . . . . . . . . . . .        706         (349)         (938)          202           1,065         4,074
                                               -------      -------       -------       -------        --------      --------


          Net income (loss) . . . . . . . .    $ 1,427      $(1,266)      $(1,884)      $   415        $  1,549      $  5,591
                                               =======      =======       =======       =======        ========      ========
          Net income (loss) per share . . .    $    --      $    --       $    --       $  9.10        $   9.37      $  13.74


          BALANCE SHEET DATA (END OF PERIOD):
          Cash and cash equivalents . . . .    $ 4,261      $    --       $    --       $    --        $  9,671      $ 18,321
          Accounts receivable . . . . . . .      7,936        9,835        13,312         8,338          47,626        65,273
          Inventories . . . . . . . . . . .      3,542        4,170         4,429         3,719          13,411        21,305
          Total assets  . . . . . . . . . .     36,127       41,523        59,770        49,200         243,694       320,032
          Total debt  . . . . . . . . . . .     13,396       12,907        23,233        26,758          99,829       139,448
          Redeemable preferred stock  . . .         --           --            --            --          39,300        40,192

          Total shareholders equity . . . .     12,406       10,833         9,329         935(c)          2,341         6,118
          OTHER DATA:
          Depreciation and amortization . .    $ 1,747      $ 1,413       $   919       $   687        $  5,041      $ 20,279
          Capital expenditures  . . . . . .        920        4,384         5,111         3,466           3,326        16,723
          EBITDA(d) . . . . . . . . . . . .    $ 5,538      $ 1,065       $  (855)      $ 2,400        $ 11,330      $ 40,654
          Gross margin(e) . . . . . . . . .       9.14%        5.60%         4.38%        11.10%          8.60%         10.21%

See Notes to Selected Consolidated Historical Financial Data included with this Report.

(a)Reflects the audited financial statements of the Predecessor prepared in accordance with Canadian generally accepted accounting principals, with Canadian dollars being converted to a U.S. dollar equivalent using an average Canadian to U.S. foreign currency exchange rate of 1.3810 for the period ended March 31, 1994.

(b)This provision includes income before taxes for the discontinuance of Laserweld International, L.L.C. and Parallel Group International, Inc. Management does not anticipate that these costs will be a part of future operations.

(c)The reduction in equity of $8.4 million from October 27, 1995 to March 31, 1996, is primarily a result of the elimination of the Predecessor's equity as a part of the purchase accounting adjustments made upon the acquisition of the Predecessor on October 27, 1995.

(d)EBITDA is defined as income (loss) before interest, income taxes, depreciation and amortization and equipment impairment and non-recurring charges. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities for the purpose of analyzing the Company's operating performance, financial position and cash flows.

(e)Gross margin is defined as gross profit as a percent of net sales for each of the applicable periods.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Report. The historical information for the fiscal year ended March 31, 1997 includes the Lobdell results of operations for the period subsequent to its acquisition. For comparative purposes, the financial information for the fiscal year ended March 31, 1996 represents the combination of the results of operations for the Predecessor for the period from April 1, 1995 to October 27, 1995 together with the results of operations of the Company from October 28, 1995 through March 31, 1996 (the period subsequent to the acquisition of the Predecessor by the Company). The financial statements of the Predecessor and the Company in the two combined periods are not comparable in certain respects due to differences between the cost basis of certain assets held by the Company versus that of the Predecessor, resulting in reduced depreciation and amortization charges subsequent to October 27, 1995, changes in accounting policies and the recording of certain liabilities at the date of acquisition in connection with the purchase of the Predecessor by the Company. Accordingly, the combination of these two periods does not purport to represent what the results of operations of the Company would have been on a pro forma basis had it acquired the Predecessor on April 1, 1995.

   Fiscal Year Ended March 31, 1998 Compared to Fiscal Year Ended March 31, 1997

     Net Sales -- Net sales for the year ended March 31, 1998 were $410.3 million. This represents an increase of $273.4 million as compared to net sales for the fiscal year ended March 31, 1997 of $136.9 million. Net sales for the fiscal year ended March 31, 1997 included net sales of Lobdell only from the acquisition date of January 10, 1997 through March 31, 1997. The increase for the year was due principally from the Lobdell, Howell and RPIH acquisitions ($269.8 million). The balance of the increase related primarily to the strength of light truck and sport utility vehicle production partially offset by the discontinuance of certain customer platforms. On a pro forma basis, had the net sales from all acquisitions been included for the entire fiscal 1998, net sales would have been $453.7 million.

     Gross Profit -- Gross profit was $41.9 million or 10.2% of net sales for the year ended March 31, 1998 as compared to $11.8 million or 8.6% of net sales for the year ended March 31, 1997. This represents an increase of $30.1 million as compared to the prior year. The gross profit increase is related to the incremental sales resulting from the acquisitions, combined with operating improvements made throughout the year on existing as well as acquired sales. The increase in gross margin is a result of operating improvements through employment and cost reductions, productivity improvements, increased capacity utilization, quality improvements and production schedule attainment. The increased gross profit was partially offset by costs associated with the conversion of Canadian operations to transfer and robotic technology, startup of the Mexican operations and costs associated with the launch of future platforms (Saturn LS, Windstar and Ford Heavy duty pickup (PN 131)).

     Selling, General and Administrative Expenses ("SG&A") -- SG&A expenses were $21.8 million or 5.3% of net sales as compared to $7.7 million or $5.6% for the year ended March 31, 1997. The decrease as a percentage

\
of net sales was a result of the efficiencies derived through acquisition integration and cost reduction programs. The financial and administrative functions were consolidated into the Troy office, thereby allowing for the closure of the Alma and Southfield administrative offices. The increase in expenditures is primarily due to the overall growth of the organization during the year and the need to provide the necessary resources to support customer engineering support, global program management and the continued growth initiatives of the organization.

     Operating Income -- Income from operations was $20.1 million or 4.9% of net sales for the year ended March 31, 1998 as compared to $3.8 million or 2.8% of net sales for the year ended March 31, 1997. For fiscal 1998, operating income benefited from the growth in the light truck and SUV programs as well acquisitions during the year. The increase in operating margin reflects the continued improvement of operations, implementation of cost saving programs and the gain on the sale of equipment of the laser welding operations. Partially offsetting the increase was the recording of restructuring charges as a part of the Company's overall plant rationalization initiatives.

     Other Income - Other income for the year ended March 31, 1998 was $0.3 million or .07% of net sales as compared to $2.2 million or 1.6% of net sales for the year ended March 31, 1997. The decrease was due primarily to foreign currency exchange transactions gains recorded in Fiscal 1997 which were not present in fiscal 1998.

     Interest Expense - Interest expense for the year ended March 31, 1998 was $10.7 million or 2.6% of net sales as compared to $3.4 million or 2.5% of net sales for the year ended March 31, 1997. While interest as a percentage of net sales remained relatively flat, the overall increase in expense was due primarily to the issuance of $125.0 million of 10 1/8% Senior Subordinated Notes on June 24, 1997. The Notes represent both incremental borrowing as well as increased interest rate as compared to outstanding debt of the prior period. Proceeds of the Notes were used to payoff existing debt and support the acquisition activities of the Company. The increase in interest expense was partially offset by interest income derived over the year on unused bond proceeds available for short term investment.

     Income Tax -- Income tax expense was $4.1 million or 1.0% of net sales for the period ended March 31, 1998 as compared to $1.1 million or 0.8% of net sales for the year ended March 31, 1997. The increased income tax of $3.0 million is a result of the $7.1 million increase in income before taxes for the year ended March 31, 1998 as compared to the previous year and an increase in the overall effective tax rate of the Company.

     Net Income - Net income was $5.6 million or 1.4% of net sales for the year ended March 31, 1998 as compared to $1.5 million or 1.1% of net sales for the year ended March 31, 1997. The improvement of $4.1 million was a result of increased operating and other income of $14.4 million, offset by the increase in interest expense of $7.3 million and income taxes of $3.0 million, respectively.


     Fiscal Year Ended March 31, 1997 Compared to Fiscal Year Ended March 31,
1996

     Net Sales -- Net sales for the year ended March 31, 1997 were $136.9 million, including the net sales of Lobdell from January 10, 1997 (the "Acquisition Date") through March 31, 1997. This was an increase of $52.2 million or 61.7% as compared to net sales for the fiscal year ended March 31, 1996 of $84.6 million. The increase was due principally to the acquisition of Lobdell and was partially offset by lower sales volume due to model changeovers. On a pro forma basis, if Lobdell net sales were included with that of the Company for the entire fiscal year ended March 31, 1997, net sales would have been $330.2 million, an increase of $245.6 million as compared to the prior year, and if Howell and RPIH net sales were also included for fiscal 1997, net sales would have been $433.4 million, an increase of $348.8 million as compared to the prior year.

     Gross Profit -- Gross profit was $11.8 million or 8.6% of net sales for the year ended March 31, 1997 as compared to $6.1 million or 7.2% of net sales for the year ended March 31, 1996. This represents an increase of

$5.7 million, or 93.4% as compared to the prior year. The increase was primarily a result of higher margins on Lobdell sales for the eighty day period from the Acquisition Date through March 31, 1997. Gross profit also increased due to (i) workforce reductions, (ii) improved materials cost management which resulted in lower raw material costs and (iii) strong sales in the light truck and SUV markets, the Company's largest sales segments and those which produce its highest margins. The increased gross profit was partially offset by costs associated with the production launch of the Saturn Coupe stampings.

     Selling, General and Administrative Expenses ("SG&A") -- SG&A expenses were $7.7 million or 5.6% of net sales for the year ended March 31, 1997 as compared to $6.2 million or 7.3% of net sales for the year ended March 31, 1996. The decrease as a percentage of net sales was a result of efficiencies and cost reduction programs undertaken by Company management. Specifically, the reduction in SG&A expenses as a percentage of net sales resulted from a restructuring of the sales and product engineering functions into customer focused business units.

     Operating Income -- Income from operations was $3.8 million or 2.8% of net sales for the year ended March 31, 1997 as compared to a deficit of $0.1 million for the year ended March 31, 1996. The improvement of $3.9 million was a result of improved gross profit of $5.7 million, partially offset by increased SG&A expenses of $1.5 million.

     Other Income -- Other income for the year ended March 31, 1997 was $2.2 million or 1.6% of net sales due primarily to foreign currency exchange transactions. No significant other income was earned for the year ended March 31, 1996.

     Interest Expense -- Interest expense for the year ended March 31, 1997 was $3.4 million or 2.5% of net sales, an increase of $1.3 million over the interest expense for the year ended March 31, 1996. While interest expense for both periods remained constant at 2.5% of net sales, the increase of $1.3 million was a result of variations in base lending rates and additional borrowings resulting from the acquisition of Lobdell.

     Income Tax -- Income tax expense was $1.1 million or 0.8% of net sales for the period ended March 31, 1997 as compared to a benefit of $0.7 million or 0.8% of net sales for the year ended March 31, 1996. The increased income tax expense of $1.8 million is a result of the $4.8 million increase in income before taxes for the year ended March 31, 1997 as compared to the previous year.

     Net Income -- Net income was $1.5 million or 1.1% of net sales for the year ended March 31, 1997 as compared to a loss of $1.5 million or 1.8% of net sales for the year ended March 31, 1996. The improvement of $3.0 million was a result of improved operating income of $3.9 million and increased other income of $2.2 million. The increase in net income was partially offset by increased interest expense and income taxes of $1.3 million and $1.8 million, respectively.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     Net income adjusted for non-cash charges generated approximately $24.2 million of cash for the year ended March 31, 1998. Cash also increased during the period based on overall increases in trade accounts payable of $11.4 million and refundable income taxes of $2.9 million. Offsetting the increase in cash for fiscal 1998 was a net increase in accounts receivable, customer tooling, and other working capital requirements of $13.0 million. The increase in customer tooling is primarily a result of progress payments made to tooling vendors to support scheduled program launches set for fiscal 1999 (Saturn LS, Ford Windstar and CAMI J2). During the year, the Company used approximately $43.2 million for investing activities, including the acquisitions of Howell and RPIH, as well as the purchase of an equity interest in a publicly traded automotive supplier. The overall cash requirements were funded by approximately $26.3 million of incremental borrowings.

     The Company has $ 98.7 million available under the Senior Credit Facility. At March 31, 1998, the Company had $1.8 million outstanding under the line of credit and $9.5 million in outstanding letters of credit to support certain Industrial Development Revenue Bonds and workers compensation commitments.

     During fiscal 1998, the Company received net proceeds of $37.6 million from its offering of $125.0 million of its 10 1/8% Senior Subordinated Notes due 2007 (the "Series A Notes"), after payment of approximately $83.1 million to refinance existing indebtedness and approximately $4.3 million in issuance costs. The Company used approximately $23.2 million and $2.5 million respectively toward the acquisitions of Howell and RPIH and related expenses. The remainder of the proceeds were used for general corporate purposes and in part to fund the acquisition of the Suspension Division.

     The balance of the Suspension Division acquisition was funded by the issuance of an additional $35.0 million of 10 1/8% Senior Subordinated Notes Due 2007, Series B ("Series B Notes"). The Series B Notes were issued April 1, 1998 and are substantially identical to, and rank pari passu in right of payment with the Series A Notes.

     The Company believes the proceeds of the Series A and Series B Notes have enhanced its ability to meet its growth and business objectives. However, interest payments on the Notes will represent a significant liquidity requirement for the Company. The Company will be required to make scheduled semi-annual interest payments on the Notes of approximately $8.1 million on June 15 and December 15 each year until their maturity on June 15, 2007 or until the Notes are redeemed.

     Cash outlays for capital expenditures were $16.7 million, or 4.1% of net sales for the year ending March 31, 1998 as compared to $3.3 million, or 2.4% of net sales for the year ended March 31, 1998. The increase of $13.4 million was due primarily to the inclusion of acquisitions, the start up of two Mexican operations ($3.7 million) and the development of a corporate Technical
and Administrative center ($1.3 million).   Other capital expenditures included
investments to support new business (primarily the 1999 model year Saturn LS (previously designated Innovate), and Ford's Windstar and CAMI's J2, each due to launch during the summer of 1998), press equipment and rebuilds, safety and maintenance equipment, automation and other productivity improvement expenditures, and other items including computers and welding equipment.

     For fiscal 1999, the Company's capital expenditures are expected to be $34.7 million; consisting of a $15.8 million investment to support new business and increase capacity; $4.2 million for tooling and quality projects; $5.3 million for press automation, rebuilds and improvements; $3.7 million in productivity and cost improvements; and $5.7 million in other expenditures, including health, safety, environmental and maintenance items.

     The Company believes that the operations of the Suspension Division will enhance the Company's ability to develop key suspension components. The Company believes that the acquisition of the Suspension Division will have a positive impact on the Company's results of operations for the fiscal year ending March 31, 1999 and thereafter.

     The Company believes that cash generated from operations, together with amounts available under the Senior Credit Facility will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Series A and Series B Notes and to extend or refinance its other indebtedness will be subject to future economic conditions and to financial, business and other factors that are beyond the Company's control.

IMPACT OF GENERAL MOTORS STRIKE

     A substantial portion of General Motors vehicle production has been shut down due to two local strikes in Flint, Michigan. GM is a significant customer of the Company and any prolonged shutdown would have a material adverse effect on the Company's results of operations for the fiscal year ended March 31, 1999. While the Company is unable to predict the duration and ultimate impact of these strikes, it is currently taking necessary actions to minimize the adverse impact.

YEAR 2000

     The Company is currently working to resolve any potential impact of the Year 2000 on the processing of information by the Company's information systems. The Year 2000 problem is a result of a date problem , where computer hardware and/or computer programs rely on a two-digit year for processing. Incorrect calculations, system failures, or misrepresentations resulting from the change in century are being addressed by following a process defined by the Auto Industry Action Group (AIAG). This process includes creating an inventory of all computer-related equipment and software programs, determining their compliance to proper Year 2000 processing capabilities, remediating any identifiable problems, and testing each item for compliance. The Company is utilizing both internal employees and external contractors for inventory, remediation, and testing activities. Having completed the inventory, the Company believes that the Year 2000 remediation and testing activities will not have a material impact on the Company's financial position, results of operations, or cash flows in future periods. Software and hardware upgrades
and updates will be expensed, while any major   replacements will be leased or
capitalized and amortized over the useful life of the equipment. Most of these potential hardware upgrades occur regularly as a normal part of business through technology changes.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information relating to changes in accountants was previously filed by the Company in its Registration Statement on Form S-4, Registration No. 333-32975.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the name, age and position of each of the directors and executive officers of Oxford Automotive. Each director of Oxford Automotive will hold office until the next annual meeting of shareholders or until his successor has been elected and qualified. Officers of Oxford Automotive serve at the discretion of the Board of Directors.

NAME                         AGE      POSITIONS
----                         ---      ---------
Selwyn Isakow...........      46      Chairman of the Board of Directors

Rex E. Schlaybaugh, Jr..      49      Vice Chairman  of  the  Board of  Directors  and
                                      Secretary

Steven M. Abelman.......      47      Director, President and Chief Executive Officer

Manfred J. Walt.........      45      Director

Donald C. Campion.......      49      Senior Vice President-Chief Financial Officer

Larry C. Cornwall.......      51      Senior Vice President-Sales and Engineering

John H. Ferguson........      50      Vice President-Financial Operations and
                                      Assistant Secretary

Selwyn Isakow, Chairman of the Board of Directors. Mr. Isakow has been and a director of Oxford Automotive since its inception in 1995, was the President of Oxford Automotive from 1995 to May 1997, and was appointed Chairman of the Board in May 1997. Since 1985, Mr. Isakow has been the President of The Oxford Investment Group, Inc. ("Oxford Investment"), a private investment and corporate development company that acquires majority equity positions on behalf of its principals in industrial products manufacturing, financial services, niche distribution and other selected companies. Mr. Isakow generally serves as Chairman of the Board and a director of all such portfolio companies. Mr. Isakow is also a director of Champion Enterprises, Inc. and Ramco Gershenson Properties Trust, and serves on the boards of numerous community organizations. From 1982 to 1985, Mr. Isakow was the Executive Vice President of Comerica Incorporated, a regional bank holding company, and from 1978 to 1982, was a principal at Booz, Allen and Hamilton, management consultants.

Rex E. Schlaybaugh, Jr., Vice Chairman of the Board of Directors and Secretary. Mr. Schlaybaugh has been the Secretary and a director of Oxford Automotive since its inception in 1995 and was appointed Vice Chairman of the Board in May 1997. Mr. Schlaybaugh was appointed the Vice Chairman of Oxford Investment in May 1997. Mr. Schlaybaugh has been a member of the firm of Dykema Gossett PLLC since 1985. Mr. Schlaybaugh is also a director of certain other portfolio companies of Oxford Investment. Mr. Schlaybaugh is currently the Chairman of the Board of Trustees of Oakland University.

Steven M. Abelman, Director, President and Chief Executive Officer. Mr. Abelman was appointed President and Chief Executive Officer of Oxford Automotive in May 1997. Prior to joining Oxford Automotive, Mr. Abelman was Deputy Chief Executive Officer of Bundy North America ("Bundy"), an automotive supplier of brake and fuel delivery systems, from February 1996 until May 1997 and prior to that he was President of Bundy from September 1995 until February 1996. From December 1991 to September 1995, Mr. Abelman was Vice President and General Manager of Augat Wiring Systems, a manufacturer of automotive wiring systems and components.

Manfred J. Walt, Director. Mr. Walt has been a director of Oxford Automotive since May 1997. Mr. Walt has been the Executive Vice President and Chief Financial Officer of Central Park Lodges Ltd., a Canadian assisted living company located in Toronto, Canada, since May 1998. From October 1997 to May 1998, Mr. Walt was the Sr. Vice President of Gentra, Inc., a Real Estate Company based in Toronto, Canada. From 1989 to September 1997, Mr. Walt was the Managing Partner-Financial Services of Edper Brascan Corporation ("Edper"), a diversified natural resources, energy and property development company. Gentra, Inc. is an affiliate of Edper. From 1980 to 1989, Mr. Walt served in various capacities with Edper.

Donald C. Campion, Senior Vice President-Chief Financial Officer. Mr. Campion was appointed Senior Vice President-Chief Financial Officer of Oxford Automotive in July 1997. From June 1996 to March 1997, Mr. Campion was the Senior Vice President and Chief Financial Officer at Delco Electronics Corporation. From November 1993 to May 1996, Mr. Campion was the Chief Financial Officer for the services parts division of GM, and from August 1992 to October 1993 was the Financial Director of Performance Analysis for the North American Operations of GM.

Larry C. Cornwall, Senior Vice President-Sales and Engineering. Mr. Cornwall was appointed Vice President-Sales and Engineering of Oxford Automotive in May 1997. From October 1995 to May 1997, Mr. Cornwall was the Senior Vice President-Sales and Engineering at BMG. From 1991 to 1995, Mr. Cornwall was Vice President of Sales and Engineering at Veltri International, an automotive stamper.

John H. Ferguson, Vice President-Financial Operations and Assistant Secretary. Mr. Ferguson was appointed as a Vice President-Financial Operations and Assistant Secretary of Oxford Automotive in May 1997. Mr. Ferguson is also the Chief Financial Officer of BMG, a position he has held since April 1996. Prior to that time, Mr. Ferguson was with Bundy, where he acted as Group Plant Manager from 1994 to 1996 and as Corporate Controller from 1992 to 1994. From 1984 to 1992, Mr. Ferguson held several positions with GenCorp. Inc., an automotive tire supplier, including Controller of the Automotive Products Group.

Certain of the officers and directors of Oxford Automotive are also directors or officers of Oxford Automotive subsidiaries.

BOARD COMMITTEES

     In the past, the Company has not maintained any committees of the Board of Directors. On August 4, 1997, the Board of Directors established an Audit Committee and a Compensation Committee.

     The Audit Committee will be responsible for reviewing with management the financial controls and accounting and reporting activities of the Company. The Audit Committee will review the qualifications of the Company's independent auditors, make recommendations to the Board of Directors regarding the selection of independent auditors, review the scope, fees and results of any audit and review non-audit services and related fees. The Audit Committee consists of Messrs. Schlaybaugh and Walt.

     The Compensation Committee will be responsible for the administration of all salary and incentive compensation plans for the officers and key employees of the Company, including bonuses. Salaries and bonuses will be reviewed by the Compensation Committee and will be adjusted in light of performance of the Company, the responsibilities of each of the Company's officers in meeting corporate performance objectives and other factors, such as length of service and subjective assessments. The Compensation Committee consists of Messrs. Isakow and Walt.


ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth certain information as to the compensation earned by the Company's Chief Executive Officer and the Company's four other most highly paid officers (the "Named Executive Officers") for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                           ANNUAL COMPENSATION (1)
                                                         --------------------------------------------------------
                                                                                      OTHER ANNUAL     ALL OTHER
          NAME AND TITLE                        YEAR     SALARY         BONUS         COMPENSATION   COMPENSATION
          --------------                        ----     ------         -----         ------------   ------------
Selwyn Isakow, Chairman(2)                     1998    $ 95,577       $101,250          $      --      $      --
                                               1997          --             --                 --             --

Steven M. Abelman, President and               1998    $230,769       $150,000          $      --      $      --
  Chief Executive Officer(3)

Donald C. Campion, Senior Vice                 1998    $147,808        $52,500          $      --      $      --
  President-Chief Financial Officer(4)         1997          --             --                 --             --

Larry C. Cornwall, Senior Vice                 1998    $161,846        $68,000          $      --
  President-Sales and Engineering(5)           1997     124,196         36,000                 --             --
                                               1996      31,504         24,200                 --             --

John H. Ferguson, Vice President-              1998    $131,500        $39,000          $      --      $      --
  Financial Operations and Assistant           1997     101,250             --                 --             --
  Secretary (6)

Rex E. Schlaybaugh, Jr.,                       1998    $138,462       $101,250          $      --      $      --
  Vice Chairman (7)                            1997         --              --                 --             --

----------------

     (1) The Company was formed in October 1995 and executive officers of the Company did not receive any compensation prior to 1997.

     (2) Mr. Isakow was the President of the Company from its inception until May 1997, for which he did not receive any compensation from the Company. Steven M. Abelman was appointed President and Chief Executive Officer in May 1997. Mr. Isakow received compensation during the last fiscal year in connection with his position as Chairman of the Board of the Company.

     (3) Mr. Abelman was appointed President and Chief Executive Officer in May 1997. See "-Employment Agreements."

     (4) Mr. Campion was appointed Senior Vice President-Chief Financial Officer of Oxford Automotive in July 1997. See "--Employment Agreements."

     (5) Mr. Cornwall joined the Company in October 1995 and only received compensation from the Company for a full fiscal year in 1997 and 1998.

     (6) Mr. Ferguson joined the Company in April 1996 and only received compensation from the Company for a full fiscal year in 1998.

     (7) Mr. Schlaybaugh did not receive any compensation from the Company prior to the last fiscal year.

EMPLOYMENT AGREEMENTS

     As of May 1, 1997, Oxford Automotive and Steven M. Abelman entered into an Employment and Noncompetition Agreement. The agreement provides that Mr. Abelman will serve as President and Chief Executive Officer of Oxford Automotive on an "at-will" basis. The agreement provides that Mr. Abelman will receive an annual base salary, will be eligible to receive a bonus of up to 60% of his salary as determined by the Board of Directors of Oxford Automotive, and will be entitled to certain fringe benefits. Mr. Abelman has also agreed not to compete with the Company during the period of his employment and for two years following the termination of his employment. Upon the termination of his employment without cause, Mr. Abelman is entitled to severance payments equal to (a) his annual base salary, if such termination is prior to May 1, 1999 or
(b) 1.5 times his annual base salary, if such termination is after May 1, 1999.

     On November 24, 1995, BMG and Larry C. Cornwall entered into an
Employment Agreement. The agreement provides that Mr. Cornwall will serve as Senior Vice President-Sales and Marketing of BMG on an "at-will" basis. Mr. Cornwall has subsequently been appointed as Senior Vice President-Sales and Engineering of Oxford Automotive. The agreement provides that Mr. Cornwall will receive an annual base salary, will be eligible to receive a bonus of up to 50% of his salary as determined by the Board of Directors of BMG, will be eligible to participate in the Company's profit sharing plan, and will be entitled to certain fringe benefits. Upon the termination of the agreement, Mr. Cornwall will be entitled to continue to receive his base salary for the longer of three months or the Canadian statutory requirement.

     As of July 21, 1997, Oxford Automotive and Donald C. Campion entered into an Employment and Noncompetition Agreement. The agreement provides that Mr. Campion will serve as Senior Vice President-Chief Financial Officer of Oxford Automotive on an "at-will" basis. The agreement provides that Mr. Campion will receive an annual base salary, will be eligible to receive a bonus of up to 50% of his salary as determined by the Board of Directors of Oxford Automotive, and will be entitled to certain fringe benefits. Mr. Campion has also agreed not to compete with the Company during the period of his employment and for two years following the termination of his employment. Upon termination of his employment without cause, Mr. Campion is entitled to a severance payment of 50% of his annual base salary, payable over six months, plus the continuation of certain benefits during this six-month period.

     See also "Certain Relationships and Related Transactions."

DIRECTOR COMPENSATION AND ARRANGEMENTS

     The Company pays fees to its non-employee directors of $1,000 for each meeting and reimburses the out-of-pocket expenses related to directors' attendance at each Board and committee meeting. In addition, the Company may elect to adopt a non-employee director option plan or other similar plan to provide for grants of stock options or other benefits as a means of attracting and retaining highly qualified independent directors for the Company. Members of the Board of Directors are elected pursuant to certain shareholder agreements by and among the Company and certain of its shareholders. See "Security Ownership of Certain Beneficial Owners and Management -- Shareholder Agreements."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company did not have a Compensation Committee prior to August 4, 1997. Accordingly, all determinations with respect to executive compensation were made by the Board of Directors. Prior to August 4, 1997, Messrs. Isakow and Schlaybaugh participated in deliberations of the Company's Board of Directors concerning executive officers compensation. On August 4, 1997 a Compensation Committee, whose members are Selwyn Isakow and Manfred Walt, was appointed by the Board of Directors. Mr. Isakow is the Chairman of the Company and was the President of the Company from its inception in 1995 to May 1997.

     Mr. Isakow controls Oxford Investment, a private investment and corporate development company and Mr. Schlaybaugh is the Vice Chairman of Oxford Investment. At the time the Company acquired Lobdell (January 10, 1997), Oxford Investment entered into a management agreement with Lobdell (the "Lobdell Agreement"). At the time the Company acquired BMG (October 25, 1995), Oxford Investment entered into a management agreement with BMG (the "BMG Agreement"). The Lobdell Agreement and the BMG Agreement were terminated on June 24, 1997. The Company entered into a new management agreement with Oxford Investment upon the termination of the Lobdell Agreement and the BMG Agreement. Pursuant to the terms of this management agreement, Oxford Investment will perform various consulting, management and financial advisory services on behalf of the Company. The Company will pay Oxford Investment a monthly management fee of $83,334 and will pay an investment banking fee, for acquisitions of $2.5 million or more, of 1.0% or 1.25% (for acquisitions outside of North America) of the aggregate acquisition cost for advice and assistance in connection with such acquisition, with a minimum fee of $200,000. No investment banking fee will be paid to Oxford Investment in connection with acquisitions for aggregate consideration of less than $2.5 million. The initial term of the agreement will end on December 31, 2001, but will automatically extend for additional one-year periods thereafter unless either party terminates the agreement. In addition, pursuant to the management agreement, Oxford Investment will license to the Company the name "Oxford Automotive" which is owned by Oxford Investment.

     During the fiscal year ended March 31, 1998, the Company paid Oxford Investment management fees of approximately $1.0 million and investment banking fees of approximately $230,000. In connection with the acquisition of the Suspension Division, the Company paid Oxford Investment an investment banking fee of approximately $550,000 during the first quarter of fiscal 1999.

     On November 25, 1997, the Company acquired all of the issued and outstanding shares of the common stock of RPIH, the parent of RPI for approximately $2.5 million. The shareholders of RPIH received approximately $2.5 million in the aggregate for all outstanding RPIH shares. In addition, the shareholders of RPIH received approximately $402,788 as payment of the principal and accrued interest on certain outstanding loans to RPIH. Certain officers, directors, and shareholders of the Company were also officers, directors, or shareholders of RPIH prior to the transaction. Messrs. Isakow and Schlaybaugh were officers, directors and shareholders of RPIH. Robert H. Orley was also an officer, director and shareholder of RPIH and is a shareholder of the Company. Mr. Isakow, directly and indirectly, received $753,150, which included the payment of $117,971 for the principal and accrued interest on certain outstanding loans to RPIH. Mr. Schlaybaugh received $91,296, which included the payment of $13,120 for the principal and accrued interest on an outstanding loan to RPIH. Messrs. Robert H. and Gregg L. Orley, each beneficial owners of more than 5% of the Company's outstanding Common Stock, each received $252,248, which included the payment of $50,293 to each for the principal and accrued interest on an outstanding loan to RPIH.

     RPIH's wholly owned subsidiary, RPI, Inc. ("RPI"), a Michigan corporation, issued various demand notes to Lobdell in the aggregate principal amount of $1.4 million during the year ended March 31, 1998, each bearing interest at the prime rate plus 1.0% per annum. The notes were issued in connection with ongoing discussions between RPIH and the Company regarding a possible merger or other similar transaction in consideration for which RPIH had agreed to deal exclusively with the Company and its affiliates until December 31, 1997. This agreement to deal exclusively with the Company allowed the Company to negotiate a transaction with RPIH without undue interference from a third party.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of June 1, 1998, there were 309,750 issued and outstanding shares of the Common Stock of the Company (the "Common Stock"). The following table sets forth information as of June 1, 1998 with respect to the Common Stock beneficially owned by each director of the Company, the Named Executive Officers, all directors and executive officers of the Company as a group, and by other holders known to the Company as having beneficial ownership of more than 5% of the Common Stock. Selwyn Isakow and the Company's other shareholders have entered into certain agreements, each of which contain substantially identical terms, the result of which gives Mr. Isakow voting control of 100% of the Company's Common Stock, except under certain circumstances. See "-- Shareholder Agreements." Unless otherwise specified, the address for each person is 1250 Stephenson Highway, Troy, Michigan 48083.

                                                           NUMBER OF       PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                        SHARES         OF CLASS
------------------------------------                      ---------      ------------
Selwyn Isakow (1) .  . . . . . . . . . . . . . . . .        155,724        50.27%
2000 N. Woodward Avenue, Suite 130,
Bloomfield Hills, Michigan  48304

Rex E. Schlaybaugh, Jr . . . . . . . . . . . . . . .         20,900         6.75%
2000 N. Woodward Avenue, Suite 130,
Bloomfield Hills, Michigan  48304

Steven M. Abelman (2) . . . . . . . . . . . . . . .          12,326         3.98%


Manfred J. Walt . . . . . . . . . . . . . . . . . .           2,300           *
175 Boor St., E., S. Tower, Suite 601
Toronto, Ontario, Canada  M4W 3R8

Donald C. Campion  (2)  . . . . . . . . . . . . . .           4,000         1.29%

John H. Ferguson . . . . . . . . . . . . . . . . . .          6,180          2.0%

Larry C. Cornwall . . . . . . . . . . . . . . . . .           7,000         2.26%

Robert H. Orley . . . . . . . . . . . . . . . . . .          20,600         6.65%
2000 N. Woodward Avenue, Suite 130,
Bloomfield Hills, Michigan  48304

Gregg L. Orley . . . . . . . . . . . . . . . . . . .         20,600         6.65%
2000 N. Woodward Avenue, Suite 130,
Bloomfield Hills, Michigan  48304

All directors and officers as a group (7 persons)           208,430        67.29%
(1)(2)


------------------------------
   *Less than 1.0%


     (1) Includes 140,124 shares owned by Hilsel Investment Company Limited Partnership, of which Tridec Management, Inc. is General Partner. Mr. Isakow is the President and a shareholder of Tridec Management,

Inc. In addition, Mr. Isakow may be deemed to be the beneficial owner of all of the outstanding shares of Common Stock as a result of certain voting power over such shares pursuant to the shareholder agreements described below and certain purchase options that may be exercised by Mr. Isakow with respect to 52,400 outstanding shares of Common Stock.

     (2) Each of Mr. Abelman's and Mr. Campion's Employment and Noncompetition Agreement with Oxford Automotive provides Oxford Automotive with the right to repurchase their respective shares of Common Stock if their employment is terminated for any reason.

SHAREHOLDER AGREEMENTS

     Each holder of Common Stock is a party to a shareholder agreement which provides for certain restrictions on transfer by shareholders and grants certain other shareholders the option to purchase the shares of a shareholder upon his death. Each surviving shareholder has the right to exercise this option within 30 days of the death of a shareholder. The exercising shareholders will divide the deceased shareholder's shares as they agree or, if they are not able to agree, pro rata. If the exercising shareholders are not able to agree on a purchase price with the estate of the deceased shareholder, then the per share purchase price shall be the per share value of the Company based on the greater of the value of the Company as a going concern or on a liquidation basis, as determined by an independent appraisal. The purchase price shall be paid by an initial cash payment of up to 20% of the purchase price with the balance paid pursuant to a five-year, unsecured promissory note bearing interest at the prime rate. The agreements also provide that each shareholder will grant a proxy to Mr. Isakow to vote all of the shareholder's shares at any meeting of the Company; provided, however, that if holders of shares having a majority in interest of the shares of Common Stock determine that it is in the best interest of all of the shareholders to sell all or substantially all of the assets of the Company or to cause the Company to merge or consolidate with or into another corporation, Mr. Isakow shall exercise the proxies provided to him consistent with that decision. As a result, except as described above, Mr. Isakow has voting control of 100% of the Company's Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of March 31, 1997, Mr. Abelman issued a note to the Company in connection with his acquisition of shares of the Company's Common Stock. The principal amount of the note was $130,000 and the note bears interest at the prime rate plus 1.0%, which rate is adjusted on March 31 of each year to reflect the then current prime rate. Principal and interest on the note is payable in equal annual installments with interest on the unpaid principal, with the final payment due May 31, 2002.

     As of March 31, 1997, the Company issued a subordinated demand note to Mr. Robert H. Orley in connection with the redemption of certain shares of the Company's Common Stock. The principal amount of the note was $108,203 and was paid in full subsequent to March 31, 1997.

     See also "Compensation Committee Interlocks and Insider Participation."

LEGAL

     Rex E. Schlaybaugh, Jr. is a shareholder, the Vice Chairman of the Board and a director of the Company. Dykema Gossett PLLC, of which Mr. Schlaybaugh is a member, has performed legal services for the Company since its inception. The Company expects to continue to retain the firm as general counsel.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The financial statements, supplementary financial information, and financial statement schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section of this Report, which is incorporated herein by reference.

     A list of Exhibits included as part of this report is set forth in the
Exhibit Index which immediately precedes such exhibits and is incorporated herein by reference.

     (b) The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998:

          (i) Report on Form 8-K/A, dated February 9, 1998, was filed by the Company on February 9, 1998; such report amended a Report on Form 8-K dated November 25, 1997 and contained information under Item 7 relating to RPI Holdings, Inc. and the related proforma financial information.

          (ii) Report Form 8-K, dated March 13, 1998, was filed by the Company on March 16, 1998; such report contained information under
    Item 5 with respect to the signing of an Asset Purchase Agreement relating to the acquisition of the Suspension Division from Eaton Corporation.

          (iii) Report on Form 8-K/A, dated March 13, 1998, was filed by the Company on March 20, 1998; such report amended information under Item 5 of the Form 8-K filed on March 16, 1998.

          (iv) Report on Form 8-K/A, dated March 20, 1998, was filed by the Company on March 20, 1998; such report amended information under
    Item 7 of the Form 8-KA filed on February 9, 1998.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 25, 1998.

                                        OXFORD AUTOMOTIVE, INC.

                                     By: /s/ Steven M. Abelman
                                        -------------------------------
                                             Steven M. Abelman
                                             President and Chief Executive
                                             Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 25, 1998.


                   SIGNATURE                                       TITLE
                   ---------                                       -----
/s/ Selwyn Isakow                                                  Chairman of the Board and Director
-------------------------------------
Selwyn Isakow

/s/ Rex E. Schlaybaugh, Jr.                                        Vice Chairman of the Board and Director
-------------------------------------
Rex E. Schlaybaugh, Jr.

/s/ Steven M. Abelman                                              President, Chief Executive Officer and
-------------------------------------                              Director
Steven M. Abelman

/s/ Donald C. Campion                                              Senior Vice President-Chief Financial
-------------------------------------                              Officer (Principal Accounting and
Donald C. Campion                                                  Financial Officer)


/s/ Manfred J. Walt                                                Director
-------------------------------------
Manfred J. Walt


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No Annual Report or Proxy Materials have been or will be sent to security holders.

                            OXFORD AUTOMOTIVE, INC.

                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                         FINANCIAL STATEMENT SCHEDULES



Description                                                                                                    Page
Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-2

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-3

Consolidated Balance Sheets as of March 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .       F-4

Consolidated Statements of Operations for the years ended March 31, 1998 and 1997, and the period from October 28, 1995 through  March 31, 1996 for the Company; and for the period
from April 1, 1995 through October 27, 1995  for the Predecessor  . . . . . . . . . . . . . . . . . . . .       F-5

Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1998 and 1997,  and the period from October 28, 1995 through March 31, 1996 for the Company; and
for the period from April 1, 1995 through October 27, 1995 for the Predecessor  . . . . . . . . . . . . .       F-6

Consolidated Statements of Cash Flows for the years ended March 31, 1998 and 1997, and the period from October 28, 1995 through Mach 31, 1996 for the Company; and for the period
from April 1, 1995 through October 27, 1995 for the Predecessor . . . . . . . . . . . . . . . . . . . . .       F-7

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-8


Financial Statement Schedules

                 II - Valuation and Qualifying Accounts


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Oxford Automotive, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Oxford Automotive, Inc. and its subsidiaries (the Company) at March 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The financial statements of the Company as of March 31, 1996 and for the period from October 28, 1995 through March 31, 1996 and the financial statements of BMG North America Limited (the Predecessor) for the period from April 1, 1995 through October 27, 1995 were audited by other independent accountants whose report dated May 21, 1996 expressed an unqualified opinion on those statements.



PRICE WATERHOUSE LLP
Bloomfield Hills, Michigan
June 22, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Directors of
Oxford Automotive, Inc. and BMG North America Limited

We have audited the consolidated balance sheet of Oxford Automotive, Inc. as at March 31, 1996 and the consolidated statements of operations, changes in shareholders' equity and cash flows for the period from October 28, 1995 to March 31, 1996 for Oxford Automotive, Inc. and the consolidated statements of operations, changes in shareholders' equity and cash flows for the period from April 1, 1995 to October 27, 1995 for BMG North America Limited. These financial statements are the responsibility of the management of Oxford Automotive, Inc. and BMG North America Limited. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Oxford Automotive, Inc., as at March 30, 1996 and the results of its operations and its cash flows for the period from October 28, 1995 to March 31, 1996 and the results of BMG North America Limited's operations and its cash flows for the period from April 1, 1995 to October 27, 1995 in accordance with U.S. generally accepted accounting principles.



DELOITTE & TOUCHE
Chartered Accountants

Kitchener, Ontario
May 21, 1996

OXFORD AUTOMOTIVE, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


                                                                                          MARCH 31,
                                                                                1998         1997           1996
                          ASSETS

Current assets
  Cash and cash equivalents                                                  $   18,321     $  9,671      $    -
  Trade receivables, net                                                         65,273       47,626           8,338
  Inventories                                                                    21,305       13,411           3,719
  Refundable income taxes                                                         1,601        1,641
  Reimbursable tooling                                                           13,315        4,968           3,298
  Deferred income taxes                                                           4,399        4,633
  Unexpended bond proceeds                                                        4,159
  Prepaid expenses and other current assets                                       2,803        1,354           1,181
                                                                             ----------     --------      ----------
     TOTAL CURRENT ASSETS                                                       131,176       83,304          16,536
Unexpended bond proceeds                                                                       3,937
Marketable securities                                                             8,627
Other noncurrent assets                                                          10,116        4,588           6,734
Deferred income taxes                                                             6,405        5,087           6,139
Property, plant and equipment, net                                              163,708      146,778          19,791
                                                                             ----------     --------      ----------

     TOTAL ASSETS                                                            $  320,032     $243,694      $   49,200
                                                                             ==========     ========      ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Trade accounts payable                                                     $   52,214     $ 31,421      $   14,570
  Employee compensation                                                           4,808        4,986           1,883
  Restructuring reserve                                                           6,363        7,050             608
  Accrued expenses and other current liabilities                                 12,242        9,040           3,299
  Current portion of borrowings                                                  10,965       24,274          11,258
                                                                             ----------     --------      ----------
     TOTAL CURRENT LIABILITIES                                                   86,592       76,771          31,618
Pension liability                                                                 4,727        3,631           1,080
Postretirement medical benefits liability                                        35,992       33,467
Deferred income taxes                                                            15,332       10,442
Other noncurrent liabilities                                                      2,596        2,187              67
Long-term borrowings -- less current portion                                    128,483       75,555          15,500
                                                                             ----------     --------      ----------
     TOTAL LIABILITIES                                                          273,722      202,053          48,265
                                                                             ----------     --------      ----------
Commitments and contingent liabilities (Note 15)

Redeemable Series A $3.00 Cumulative Preferred Stock, $100 stated
  value -- 457,541 shares authorized, 397,539 shares issued and outstanding in 1998 and 457,541 shares issued and outstanding in
  1997 (Notes 3 and 13)                                                          40,192       36,012
                                                                             ----------     --------
Redeemable Series B Preferred Stock, $100 stated value -- 49,938 shares authorized, no shares issued and outstanding in 1998 and
  49,938 shares issued and outstanding in 1997 (Notes 3 and 13)                                3,288
                                                                             ----------     --------
SHAREHOLDERS' EQUITY
  Common stock, 400,000 shares authorized; 309,750
     shares issued and outstanding at March 31, 1998 and 1997 and
     75,000 shares issued and outstanding at March 31, 1996                       1,050        1,050             750
  Foreign currency translation adjustment                                          (651)         (28)              5
  Retained earnings                                                               4,750        1,572             415
  Net unrealized gain on marketable securities                                      969
  Equity adjustment for minimum pension liability                                               (253)           (235)
                                                                             ----------     --------      ----------
                                                                                  6,118        2,341             935
                                                                             ----------     --------      ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  320,032     $ 243,694     $   49,200
                                                                             ==========     =========     ==========


    The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


                                                                    COMPANY                                PREDECESSOR
                                              -------------------------------------------------------    ----------------
                                                                                      PERIOD FROM          PERIOD FROM
                                                   YEAR ENDED        YEAR ENDED     OCTOBER 28, 1995       APRIL 1, 1995
                                                    MARCH 31,         MARCH 31,         THROUGH              THROUGH
                                                     1998               1997         MARCH 31, 1996      OCTOBER 27, 1995

Net sales                                         $   410,321        $  136,861        $   35,572           $   49,043
Cost of sales                                         368,420           125,375            31,624               46,895
                                                  -----------        ----------        ----------           ----------
  GROSS PROFIT                                         41,901            11,486             3,948                2,148

Selling, general and administrative                    21,839             7,685             2,235                3,922
Restructuring provision                                 1,610
Gain on sale of equipment                              (1,602)

  OPERATING INCOME                                     20,054             3,801             1,713               (1,774)

Other income (expense)
  Interest expense                                    (10,710)           (3,388)           (1,096)              (1,048)
  Other                                                   321             2,201
                                                  -----------        ----------

INCOME BEFORE BENEFIT (PROVISION) FOR
 INCOME TAXES                                           9,665             2,614               617               (2,822)
Benefit (provision) for income taxes                   (4,074)           (1,065)             (202)                 938
                                                  -----------        ----------        ----------           ----------
NET INCOME                                              5,591             1,549               415           $   (1,884)
                                                                                                            ===========
Accrued dividends and accretion on
 Redeemable preferred stock                             1,334               300
                                                  -----------        ----------        ----------

NET INCOME APPLICABLE TO COMMON STOCK             $     4,257        $    1,249        $      415
                                                  ===========        ==========        ==========

NET INCOME PER SHARE (BASIC AND DILUTED)          $     13.74        $     9.37        $     9.10
                                                  ===========        ==========        ==========

    The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLAR AMOUNTS IN THOUSANDS)
 -------------------------------------------------------------------------------



                                                                        PREDECESSOR
                                    ------------------------------------------------------------------------------------
                                                FOREIGN                         NET              EQUITY
                                                CURRENCY      RETAINED    UNREALIZED GAIN    ADJUSTMENT FOR
                                     COMMON    TRANSLATION    EARNINGS     ON MARKETABLE     MINIMUM PENSION
                                     STOCK     ADJUSTMENT    (DEFICIT)      SECURITIES         LIABILITY         TOTAL

BALANCES AT APRIL 1, 1995           $ 14,262     $    40      $  (3,469)        $   -            $   -         $  10,833
  Net loss                                                       (1,884)                                          (1,884)
  Foreign currency translation
   adjustments                           575        (155)                                                            420
  Issuance of common stock, net
   of redemptions                        (40)                                                                        (40)
                                    ---------    -------      ---------         -----            -----         ---------

BALANCES AT OCTOBER 27, 1995        $ 14,797     $  (115)     $  (5,353)        $   -            $   -         $   9,329
                                    ========     ========     ==========        =====            =====         =========


                                                                          COMPANY
                                   ------------------------------------------------------------------------------------
                                                 FOREIGN                         NET              EQUITY
                                                CURRENCY                  UNREALIZED GAIN    ADJUSTMENT FOR
                                     COMMON    TRANSLATION    RETAINED     ON MARKETABLE     MINIMUM PENSION
                                     STOCK     ADJUSTMENT     EARNINGS      SECURITIES         LIABILITY         TOTAL
BALANCES AT OCTOBER 28, 1995        $   750      $   -        $       -         $   -            $   -         $    750
  Net income                                                        415                                             415
  Foreign currency translation
   adjustments                                       5                                                                5
  Equity adjustment for
   Minimum pension liability                                                                      (235)            (235)
                                    -------      -----        ---------         -----            -----         --------

BALANCES AT MARCH 31, 1996              750          5              415             -             (235)             935
  Net income                                                      1,549                                           1,549
  Foreign currency translation
   Adjustments                                     (33)                                                             (33)
  Equity adjustment for
   Minimum pension liability                                                                       (18)             (18)
  Accrued dividends and
   Accretion of redeemable
   Preferred stock                                                 (300)                                           (300)
  Issuance of common stock, net
   of redemptions                       300                         (92)                                            208
                                    -------      -----        ---------         -----            -----         --------

BALANCES AT MARCH 31, 1997            1,050        (28)           1,572             -             (253)           2,341
  Net income                                                      5,591                                           5,591
  Excess of purchase price over
   Predecessor basis                                             (1,079)                                         (1,079)
  Foreign currency translation
   Adjustments                                    (623)                                                            (623)
  Unrealized gain on marketable
   securities                                                                     969                               969
  Equity adjustment for
   minimum pension liability                                                                       253              253
  Dividends and accretion
   on redeemable preferred stock                                 (1,334)                                         (1,334)
                                     ------       ----        ---------         -----            -----         --------

BALANCES AT MARCH 31, 1998          $ 1,050      $(651)       $   4,750         $ 969            $             $  6,118
                                    =======      =====        =========         =====            =====         ========

    The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                       COMPANY                                PREDECESSOR
                                                   ------------------------------------------------------   -----------------
                                                                                        PERIOD FROM            PERIOD FROM
                                                     YEAR ENDED      YEAR ENDED       OCTOBER 28, 1995        APRIL 1, 1995
                                                     MARCH 31,        MARCH 31,          THROUGH                 THROUGH
                                                        1998             1997         MARCH 31, 1996         OCTOBER 27, 1995
OPERATING ACTIVITIES
Net income (loss)                                     $    5,591      $    1,549         $       415           $    (1,884)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities
  Depreciation and amortization                           20,279           5,041                 687                   919
  Deferred income taxes                                      137           2,136                 230                (1,036)
  Gain on sale of equipment                               (1,586)           (195)                 (2)
  Changes in operating assets and liabilities
    affecting cash
    Trade receivables                                     (4,615)         (8,953)              6,617                (3,311)
    Inventories                                            1,496            (299)               (277)                 (259)
    Reimbursable tooling                                  (7,368)         (1,601)              1,824                  (760)
    Prepaid expenses and other assets                        569             129               1,592                (1,768)
    Other noncurrent assets                                 (836)          3,544
    Trade accounts payable                                11,416            (605)             (6,501)                6,417
    Employee compensation                                    169          (6,072)                309                  (493)
    Restructuring reserve                                   (745)           (398)
    Accrued expenses and other liabilities                (3,166)         (1,885)             (1,716)                3,504
    Income taxes payable/refundable                        2,914            (199)
    Other noncurrent liabilities                           1,731             (39)
                                                      ----------      ----------         -----------           -----------
      NET CASH PROVIDED BY (USED IN)OPERATING
        ACTIVITIES                                        25,986          (7,847)              3,178                 1,329
                                                      ----------      ----------         -----------           -----------
INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired             (24,219)         (9,309)             (1,983)
Purchase of property, plant and equipment                (16,723)         (3,326)             (3,466)               (5,111)
Proceeds from sale of equipment                            5,433             341                  33                    11
Purchases of marketable securities                        (7,658)
      NET CASH USED IN INVESTING ACTIVITIES              (43,167)        (12,294)             (5,416)               (5,100)
                                                      ----------      ----------         -----------           -----------
FINANCING ACTIVITIES
Issuance of share capital                                                    300                 750
Proceeds from borrowing arrangements                     126,653          78,823              23,814                   921
Principal payments on borrowing arrangements             (93,782)        (49,186)            (16,482)               (7,477)
Payment of preferred stock dividends                      (1,193)
Debt financing costs                                      (5,372)
Redemption and retirement of common stock                                    (92)                                      (40)
Obligation under capital lease - net                                                              (6)                   (3)
                                                      ----------      ----------         -----------           -----------
      NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                        26,306          29,845               8,076                (6,599)
                                                      ----------      ----------         -----------           -----------
Effect of exchange rate changes on cash                     (475)            (33)
                                                      ----------      ----------         -----------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              8,650           9,671               5,838               (10,370)
Cash and cash equivalents at beginning of
  Period                                                   9,671                             (11,238)                 (868)
                                                      ----------      ----------         -----------           -----------

Cash and cash equivalents at end of period            $   18,321      $    9,671         $    (5,400)          $   (11,238)
                                                      ==========      ==========         ===========           ===========

Cash paid for interest                                $    7,338      $    3,033         $     1,096           $     1,048
                                                      ==========      ==========         ===========           ===========

Cash paid for income taxes                            $    4,670      $     -            $        42           $        79
                                                      ==========      ==========         ===========           ===========

    The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


  1.   NATURE OF OPERATIONS

       Oxford Automotive, Inc. (the Company) is a full-service supplier of metal stampings and welded assemblies used as original equipment components primarily by North American original equipment automotive manufacturers. The Company's products are used in a wide variety of sport utility vehicles, light and medium trucks, vans and passenger cars. The Company primarily operates from thirteen plants located in the United States, Canada and Mexico. The Company's hourly workforce is represented by various unions.

       Net sales to the Company's three primary customers as a percentage of total sales are as follows:


                                                                                                    PERIOD FROM
                                                                                               OCTOBER 28, 1995
                                                         YEAR ENDED           YEAR ENDED              THROUGH
                                                       MARCH 31, 1998      MARCH 31, 1997       MARCH 31, 1996

         General Motors Corporation                          54%                  62%                  67%
         Ford Motor Company                                  31%                  17%                  -
         Chrysler Corporation                                 9%                  -                    -

       Accounts receivable from General Motors Corporation, Ford Motor Company and Chrysler Corporation represent approximately 39%, 39% and 13%, respectively, of the March 31, 1998 accounts receivable balance.

       Although the Company is directly affected by the economic well being of the automotive industry and customers referred to above, management does not believe significant credit risk exists at March 31, 1998. The Company does not require collateral to reduce such risk and historically has not experienced significant losses related to receivables from individual customers or groups of customers in the automotive industry.

  2.   SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION
       The financial statements for the period from April 1, 1995 through October 27, 1995 are those of BMG North America Limited (the Predecessor), which was acquired by Oxford Automotive, Inc. (formerly BMG-MI, Inc.) on October 28, 1995.

       The consolidated financial statements as of March 31, 1998 and 1997 and for the years then ended and for the period from October 28, 1995 through March 31, 1996 are those of the Company and its subsidiaries. The financial statements of the Company and the Predecessor are not comparable in certain respects due to differences between the cost bases of certain assets held by the Company versus that of the Predecessor, resulting in reduced depreciation and amortization charges subsequent to October 27, 1995, changes in accounting policies and the recording of certain liabilities at the date of acquisition in connection with the purchase of the Predecessor by the Company, as well as the Company's acquisitions subsequent to October 28, 1995 discussed further in Note 3.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements of the Company include the accounts of Oxford Automotive, Inc. and its wholly-owned subsidiaries, BMG Holdings, Inc. (BMGH), Howell Industries, Inc. (Howell), Lobdell Emery Corporation (Lobdell), RPI Holdings, Inc. (RPIH) and Oxford Automotriz de Mexico S.A. de C.V. (Oxford Mexico). Intercompany accounts and transactions have been eliminated.

       USE OF ESTIMATES
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       REVENUE RECOGNITION
       Revenue is recognized by the Company upon shipment of product to the customer.

       FINANCIAL INSTRUMENTS
       At March 31, 1998 and 1997, the carrying amount of financial instruments such as cash and cash equivalents, trade receivables and payables and unexpended bond proceeds, approximated their fair values. The carrying amount of the long-term customer receivables and borrowings at March 31, 1998 and 1997, approximated their fair values based on the variable interest rates available to the Company for similar arrangements.

       CASH EQUIVALENTS
       The Company considers all highly-liquid investments with maturity of three months or less when purchased to be cash equivalents.

       INVENTORIES
       Inventories are stated at the lower of cost or market. Cost is principally determined by the last-in, first-out (LIFO) method for the Company's United States operations and by the first-in first-out (FIFO) method for the Company's Canadian operations.

       REIMBURSABLE TOOLING
       Reimbursable tooling represents net costs incurred on tooling projects for which the Company expects to be reimbursed by customers. Ongoing estimates of total costs to be incurred on each tooling project are made by management. Losses, if any, are recorded when known and in cases where billings exceed costs incurred, the related tooling gain is recognized upon acceptance of the tooling by the customer. Certain of the Company's tooling costs are financed through lending institutions and are reimbursed by customers on a piece price basis. These tooling assets are classified as either accounts receivable ($2,676, $3,695, and $1,809 at March 31, 1998, 1997, and 1996 respectively), other noncurrent assets (none, $3,800 and $6,734 at March 31, 1998, 1997, and 1996 respectively) or equipment depending upon the ultimate title holder of the tooling assets.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       UNEXPENDED BOND PROCEEDS
       Unexpended bond proceeds in the accompanying consolidated balance sheet represent unexpended proceeds from the issuance of industrial development revenue bonds by Creative Fabrication Corporation (Creative), a wholly-owned subsidiary of Lobdell, as discussed in Note 8, and are invested in allowable money market accounts and commercial paper with a maturity of 90 days or less.

       PROPERTY, PLANT AND EQUIPMENT
       Property, plant and equipment are stated on the basis of cost and include expenditures for improvements which materially increase the useful lives of existing assets. Expenditures for normal repair and maintenance are charged to operations as incurred. For federal income tax purposes, depreciation is computed using accelerated and straight-line methods. For financial reporting purposes, depreciation is computed principally using the straight-line method over the following estimated useful lives:


                                                                       YEARS
         Land improvements                                               15
         Buildings and improvements                                     30-40
         Machinery and equipment                                         3-20

       IMPAIRMENT OF LONG-LIVED ASSETS
       The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company recognizes impairment losses for assets or groups of assets where the sum of the estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of the related asset or group of assets. The amount of the impairment loss recognized is the excess of the carrying amount over the fair value of the asset or group of assets being measured.

       MARKETABLE SECURITIES
       Marketable securities at March 31, 1998, mainly composed of equity securities, are classified as available-for-sale securities and are reported at fair value using quoted market prices. Unrealized holding gains and losses are included as a separate component of shareholders' equity until realized.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


  2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       ENVIRONMENTAL COMPLIANCE AND REMEDIATION
       Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Estimated costs are based upon enacted laws and regulations, existing technology and the most probable method of remediation. The costs determined are not discounted and exclude the effects of inflation and other social and economic factors.

       INCOME TAXES
       Deferred taxes are provided to give recognition to the effect of expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases for income tax purposes of assets and liabilities.

       FOREIGN EXCHANGE CONTRACTS
       Gains and losses of foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments. During fiscal 1997, the Company recognized a gain of approximately $2,000 related to certain foreign currency exchange transactions terminated during the year. The gain is included as a component of other income in the accompanying March 31, 1997 statement of operations. Had the foreign currency exchange transactions not been terminated, the recognized gain would normally have been recorded as a component of sales.

       FOREIGN CURRENCY TRANSLATION
       The foreign currency financial statements of BMGH and Oxford Mexico, where the local currency is the functional currency, are translated using exchange rates in effect at period end for assets and liabilities and at weighted average exchange rates during the period for operating statement accounts. The resulting foreign currency translation adjustments are recorded as a separate component of shareholders' equity. Exchange gains and losses resulting from foreign currency transactions are included in operating results during the period in which they occur.

       PER SHARE AMOUNTS
       The per share amounts of the Predecessor have not been presented as the Company's capital structure is not comparable to that of the Predecessor.

       RECLASSIFICATIONS
       Certain amounts from the prior year have been reclassified to conform with the current year presentation.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

3.     ACQUISITIONS

       On October 28, 1995, the Company acquired all of the outstanding common stock of BMG North America Limited (BMGNA). The acquisition was financed through a $750 Series A promissory note. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct cost of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

       On January 10, 1997, pursuant to an Agreement and Plan of Merger among Lobdell Emery Corporation, certain shareholders of Lobdell Emery Corporation, BMG-MI, Inc. and L-E Acquisition, Inc. as amended (the Agreement), certain Lobdell Emery Corporation shareholders and option holders had their respective shares and options redeemed for cash of approximately $8,500 and all outstanding shares of common stock of Lobdell Emery Corporation (Oldco) were exchanged for shares of preferred stock of Oldco with a face value of approximately $40,700. In addition, approximately $3,500 of expenses incurred by Oldco were reimbursed by L-E Acquisition, Inc. In connection with the exchange of Oldco's common stock for preferred stock, L-E Acquisition, Inc. was merged with and into Lobdell Emery Corporation (Newco).

       The acquisition was financed through the issuance of preferred stock described in Note 13 and a term loan, which was subsequently refinanced, as described in Note 8. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct cost of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

       The fair market value of assets acquired and liabilities assumed, after giving effect to the settlement described in Note 13, is summarized as follows:

         Current assets                                          $     56,993
         Property, plant and equipment                                129,966
         Noncurrent assets                                              9,953
         Current liabilities                                          (50,028)
         Long-term liabilities                                       (107,130)
                                                                 ------------
         Fair value of preferred stock                           $     39,754
                                                                 ============

       In accordance with the purchase method of accounting, Lobdell's operating results have been included with those of the Company since the date of acquisition.

       On August 13, 1997, the Company acquired all of the outstanding common stock of Howell for approximately $23,700 in cash, including acquisition costs. The acquisition was financed through the proceeds of the subordinated notes described in Note 8. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct cost of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

3.     ACQUISITIONS (CONTINUED)

       The fair market value of assets acquired and liabilities assumed is summarized as follows:

         Current assets                                            $     22,900
         Property, plant and equipment                                   18,100
         Current liabilities                                            (14,100)
         Long-term liabilities                                           (3,200)
                                                                   ------------
                                                                   $     23,700
                                                                   ============

       On November 25, 1997, Oxford purchased all of the outstanding common stock of RPIH for $2,500 in cash. The acquisition was financed through the proceeds of the subordinated notes described in Note 8. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The majority shareholder of Oxford was also the majority shareholder of RPIH.

       The fair market value of assets acquired and liabilities assumed is summarized as follows:

         Current assets                                                              $      3,900
         Property, plant and equipment                                                      5,000
         Noncurrent assets                                                                  1,600
         Current liabilities                                                               (5,400)
         Long-term liabilities                                                             (3,700)
         Excess of purchase price over predecessor basis                                    1,100
                                                                                     ------------
                                                                                     $      2,500
                                                                                     ============

       The excess of purchase price over predecessor basis is a result of the common ownership by the majority shareholder of Oxford and represents the portion of the fair value of the net assets acquired in excess of their book value, multiplied by the majority shareholder's ownership percentage in RPIH. The Company has recorded this amount as a deduction from retained earnings in the accompanying statement of changes in shareholders' equity.

       The following unaudited pro forma combined results of operations of the Company have been prepared as if the acquisitions of Lobdell, Howell and RPIH had occurred at the beginning of fiscal 1998 and 1997.

                                                                                        YEAR ENDED
                                                                         MARCH 31, 1998         MARCH 31, 1997

         Net sales                                                         $    453,685            $   433,443
         Net income                                                        $      4,692            $     2,364
         Net income applicable to common shares                            $      3,358            $     1,052
         Net income per common share                                       $      10.84            $      3.40

       The pro forma information is not intended to be a projection of future results.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

3.     ACQUISITIONS (CONTINUED)

       The foregoing unaudited pro forma results of operations reflect adjustments for additional interest expense related to the financing of the acquisitions and the additional depreciation expense, as a result of the write-up of property, plant and equipment, net of the related tax benefit.

 4.    ACCOUNTS RECEIVABLE

       Accounts receivable are comprised of the following at March 31:

                                                                                  1998            1997          1998

         Trade receivables                                                      $  65,673      $  48,898     $  8,377
         Less - allowance for doubtful accounts                                      (400)        (1,272)         (39)
                                                                                ---------      ---------     --------
         Trade receivables, net                                                 $  65,273      $  47,626     $  8,338
                                                                                =========      =========     ========


  5.   INVENTORIES

       Inventories are comprised of the following at March 31:

                                                                                  1998            1997           1996

         Raw materials                                                          $   6,737      $   5,688     $   1,557
         Finished goods and work-in-process                                        15,135          7,994         2,162
                                                                                ---------      ---------     ---------
                                                                                   21,872         13,682         3,719
         LIFO and other reserves                                                     (567)          (271)
                                                                                ---------      ---------     ---------

                                                                                $  21,305      $  13,411     $   3,719
                                                                                =========      =========     =========

       The Company does not separately identify finished goods from work-in-process.

  6.   PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are comprised of the following at March 31:


                                                                                           1998            1997          1996

         Land and land improvements                                                      $     5,432    $   5,073    $    779
         Buildings and improvements                                                           29,126       24,697       3,171
         Machinery and equipment                                                             140,095      117,535       7,394
         Construction-in-process                                                              12,204        4,393       8,914
                                                                                         -----------    ---------    --------
                                                                                             186,857      151,698      20,258
         Less - accumulated depreciation                                                     (23,149)      (4,920)       (467)
                                                                                         -----------    ---------    --------

                                                                                         $   163,708    $ 146,778    $ 19,791
                                                                                         ===========    =========    ========

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


6.     PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

       Certain machinery and equipment with a net book value of $9,900 was idle at March 31, 1998. Management intends to redeploy these assets amongst its operating facilities and does not believe that the net book value of these assets is impaired at March 31, 1998. In addition, in connection with the restructuring activities described in Note 10, management expects that additional assets, mainly land and buildings with a net book value of $7,300 at March 31, 1998, will be idled next year.

       In March 1998, the Company sold assets acquired in connection with the acquisition of Lobdell and recorded a gain on the sale of these assets of $1,602.

       As discussed in Note 10, certain of the Company's facilities were closed during the year ended March 31, 1998. As management intends to sell these facilities, the net book value of the land and buildings, approximating $1,815, is classified in prepaid expenses and other current assets as of March 31, 1998 in the accompanying consolidated balance sheet.


7.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities are comprised of the following at March 31:


                                                                                  1998            1997         1996

         Accrued interest                                                        $  3,627       $    103     $     -
         Accrued workers' compensation                                              3,287          3,071         544
         Accrued property taxes                                                     1,454          2,350
         Accrued medical benefits                                                   1,040          1,827
         Foreign exchange gain                                                                                 1,975
         Other                                                                      2,834          1,689         780
                                                                                 --------       --------     -------

                                                                                 $ 12,242       $  9,040     $ 3,299
                                                                                 ========       ========     =======

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


  8.   BORROWING ARRANGEMENTS

       Borrowings consist of the following at March 31:

                                                                                             1998          1997           1996

        SERIES A 10.125% SENIOR SUBORDINATED NOTES DUE 2007, OXFORD                       $  124,827      $       -     $      -
        INDUSTRIAL DEVELOPMENT REVENUE BONDS, CREATIVE
        $8,500 issued September 27, 1995, floating rate interest (3.85% at
           March 31, 1998). Quarterly principal payments based on graduated
           maturity schedule. Backed by NBD Bank letter of credit                              7,600          8,300
        EDC TOOLING LOAN, BMGNA
        Interest at a fixed rate of 7.36%. Payments based on parts shipped,
           matures September 30, 1999                                                          2,967          5,110
        BANK SYNDICATE--REVOLVING CREDIT LINE, OXFORD
        Interest at prime rate (8.5% at March 31, 1998), matures June 24, 2003                 1,825
        BANK-- TERM LOAN, LOBDELL
        Interest at .625% over 90-day LIBOR (6.435% at March 31, 1998).
           Quarterly principal payments of approximately $400, matures
           October 1, 1998                                                                     1,233          2,833
        IRDP LOAN, BMGNA
        Interest at 6%. Monthly principal payments of $7 to October 31, 2000 and
           $11 thereafter, matures September 1, 2002                                             396            467          534
        BANK SYNDICATE -- TERM LOAN, LOBDELL
        Interest at variable spread over prime.  Quarterly principal payments
           ranging from $1,250-$2,750 plus interest, repaid in full during                                   52,750
           fiscal 1998
        BANK SYNDICATE -- REVOLVING CREDIT LINE, LOBDELL
        Interest at variable spread over prime, repaid in full during fiscal 1998                             1,250
        BANK SYNDICATE -- TERM LOAN, BMGNA
        Interest at prime rate plus 1.25%.  Quarterly payments of $755 plus
           interest, repaid in full during fiscal 1998                                                       14,447
        REVOLVING CREDIT LINE, BMGNA
        Interest at prime rate plus 1.25%, repaid in full during fiscal 1998                                 10,376
        NATIONS BANK -- SATURN TOOLING, BMGNA
        Interest at a variable spread over prime (8.71% at March 31, 1997).
           Payments based on parts shipped, repaid in full during fiscal 1998                                 1,380        7,047
        CCFL LOAN, BMGNA
        Interest at 11.11%. Monthly principal payments of $21, repaid in full
           during fiscal 1998                                                                                 2,475        2,768
        TERM LOAN, BMGNA
        Interest at Canadian Index Rate plus 3% or Canadian Banker's
           Acceptance Rate plue 3.95%.  Quarterly principal payments
           based on graduated schedule, repaid in full during fiscal 1997                                                  7,765
        REVOLVING CREDIT LINE, BMGNA
        Interest at Canadian Banker's Acceptance Rate plue 3.7%,
           repaid in full during fiscal 1997                                                                               2,803
        BANK LOAN, BMGNA
        Interest at either the Canadian Index Rate plue 2.5% or BA
           rate plus 3.45%, reapid in full during fiscal 1997                                                              2,650
        TOOLING LINE, BMGNA
        Interest at the Canadian Index Rate plue 3% or the Canadian
           Banker's Acceptance Rate plus 3.95%, repaid in full during
           fiscal 1997                                                                                                     2,750
        SERIES A PROMISSORY NOTE, BMGH
        Interest at 7%, repaid in full during fiscal 1998                                                       441          441
        OTHER                                                                                    600
                                                                                          ----------      ---------     --------
             Total                                                                           139,448         99,829       26,758
        Less - current portion of long-term borrowings                                       (10,965)       (24,274)     (11,258)
                                                                                          ----------      ---------     --------

        Long-term borrowings-- less current portion                                       $  128,483      $  75,555     $ 15,500
                                                                                          ==========      =========     ========

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

 8.    BORROWING ARRANGEMENTS (CONTINUED)

       On June 24, 1997, the Company issued $125,000 of Series A 10.125% Senior Subordinated Notes Due 2007 (the Notes). The Notes mature on June 15, 2007 and require semi-annual interest payments of approximately $6,300. The proceeds from the Notes were primarily used to repay certain of the Company's indebtedness and finance the Company's acquisitions of Howell and RPIH described in Note 3, as well as the acquisition of the assets of the Suspension Division of Eaton Corporation described in Note 17. The Notes are unsecured and are guaranteed by Oxford and certain of its wholly-owned subsidiaries. See Note 18. On April 1, 1997, the Company issued $35,000 of Series B 10.125% Senior Subordinated Notes Due 2007 as discussed in Note 17.

       Concurrent with the issuance of the Notes, the Company entered into a credit agreement with a syndicate of banks (the Oxford Credit Agreement), under which the Company may borrow up to $110,000, of which a maximum of $15,000 is available for letters of credit. At March 31, 1998, $1,825 was outstanding under the revolving line of credit and $9,437 was outstanding under letters of credit, leaving $98,738 unused and available. The terms of the Oxford Credit Agreement contain, amount other provisions, requirements for maintaining defined levels of tangible net worth, total debt to cash flows, interest coverage and fixed charge coverage. The Oxford Credit Agreement also contains certain restrictions on the payment of dividends. Quarterly commitment fees on the unused amounts of the revolving credit line range from .25% to .50% of the unused portion. Borrowings are secured by substantially all of the assets of Oxford.

       The proceeds of the industrial development revenue bonds were used to finance the real and personal property of Creative. These bonds are backed by an NBD letter of credit, which carries a rate of 1.50% and is collateralized by substantially all assets of Creative. The letter of credit reimbursement agreement includes covenants requiring minimum tangible capital, debt service coverage and limitations on other indebtedness.

       The Bank--term loan, Lobdell and EDC tooling loan, BMGNA are used to finance customer tooling. These loans are collateralized by either a customer purchase order or the tooling assets.

       Aggregate maturities of long-term borrowings at March 31, 1998 are as follows:

       1999                                      $    10,965
       2000                                            2,032
       2001                                            1,048
       2002                                               93
       2003                                               93
       Thereafter                                    125,217
                                                 -----------

                                                 $   139,448
                                                 ===========

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


  9.   INCOME TAXES

       The Company's income tax provision (benefit) consists of the following:

                                                           COMPANY                                  PREDECESSOR
                                ------------------------------------------------------------     ----------------
                                                                              PERIOD FROM           PERIOD FROM
                                                                           OCTOBER 28, 1995        APRIL 1, 1995
                                  YEAR ENDED           YEAR ENDED              THROUGH                THROUGH
                                MARCH 31, 1998        MARCH 31, 1997        MARCH 31, 1996       OCTOBER 27, 1995

         Current
           Federal                 $   3,116               $   (821)            $    -                $    -
           State                       1,098                   (124)
           Foreign                                                                    34                    46
                                   ---------               --------             --------              --------
                                       4,214                   (945)                  34                    46
                                   ---------               --------             --------              --------
         Deferred
           Federal                     2,300                    899
           State                        (608)                   137
           Foreign                    (1,832)                   974                  168                  (984)
                                   ---------               --------             --------              --------
                                        (140)                 2,010                  168                  (984)
                                   ---------               --------             --------              --------

                                   $   4,074               $  1,065             $    202              $   (938)
                                   =========               ========             ========              ========


       The difference between the statutory rate and the Company's effective rate was as follows:

                                                                      COMPANY                           PREDECESSOR
                                           ---------------------------------------------------------  ----------------
                                                                                                        PERIOD FROM
                                                                                  PERIOD FROM           APRIL 1, 1995
                                                                                OCTOBER 28, 1995          THROUGH
                                                 YEAR ENDED       YEAR ENDED         THROUGH             OCTOBER 27,
                                                MARCH 31, 1998   MARCH 31, 1997   MARCH 31, 1996             1995

         Statutory rate                               35.0%            34.0%           36.0%                 36.0%
         Foreign rates varying from 34%               (0.5)             1.8
         Large corporation tax                                                         (2.8)                 (1.6)
         State taxes, net of federal benefit           3.3              0.3
         Nondeductible items                           1.9              4.1            (0.5)                 (1.2)
         Other                                         2.5              0.5
                                                    ------           ------

         Effective income tax rate                    42.2%            40.7%           32.7%                 33.2%
                                                    ======           ======          ======                ======



OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------



   9.  INCOME TAXES (CONTINUED

       Significant components of the Company's deferred tax assets and (liabilities) are as follows at March 31:


                                                                                       1998            1997           1996
         Deferred tax liabilities
           Tax depreciation in excess of book                                        $  (30,930)    $ (30,065)     $       -
           Inventory reserve                                                             (1,581)       (1,292)
           Other                                                                           (170)
                                                                                     ----------     ---------      ---------
         Gross deferred tax liabilities                                                 (32,681)      (31,357)
                                                                                     ----------     ---------      ---------
         Deferred tax assets
           Postretirement medical benefits                                               14,397        13,387
           Impairment reserve                                                                22         1,200
           Workers' compensation                                                          1,345         1,089
           Medical benefits accrual                                                         473           702
           Allowance for bad debts                                                           97           502
           AMT credit carryforward                                                                      3,000
           Pension benefits                                                               2,514         1,606            498
           Net operating loss carryforwards                                               2,381         2,905          3,066
           Book depreciation in excess of tax                                                                            989
           Restructuring reserve                                                          3,698         3,927            311
           Foreign exchange                                                                 127            46            696
           Other                                                                          3,299         2,471            579
                                                                                     ----------     ---------      ---------
           Gross deferred tax assets                                                     28,353        30,835          6,139
                                                                                     ----------     ---------      ---------
         Valuation allowance                                                               (200)         (200)
                                                                                     ----------     ---------      ---------

         Net deferred tax asset (liability)                                          $   (4,528)    $    (722)     $   6,139
                                                                                     ==========     =========      =========

       A valuation allowance is provided on the tax benefits otherwise associated with certain tax attributes unless it is considered more likely than not that the benefit will be realized.

       The Company has net operating loss carryforwards for federal income tax purposes with potential future tax benefits of approximately $2,147 at March 31, 1998. The federal net operating losses expire during 2011. The Company has net operating loss carryforwards for Canadian income tax purposes with potential future tax benefits of approximately $2,950 at March 31, 1998. The Canadian net operating losses expire during 2004 and 2005. In addition, the Company has net operating loss carryforwards for Mexican income tax purposes with potential future tax benefits of approximately $1,695 at March 31, 1998. The Mexican net operating losses expire in seven to ten years.

       The Company has net operating loss carryforwards with a potential future tax benefit of approximately $202 for state income tax purposes and Tennessee Jobs Tax Credit carryforwards of approximately $200 at March 31, 1998, both of which expire during 2010 and 2011.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


10.    RESTRUCTURING RESERVES

       In connection with the acquisition of Lobdell described in Note 3, management began to formulate and assess a plan to exit certain activities of Lobdell and, accordingly, established certain restructuring reserves aggregating $7,050 in Lobdell's opening balance sheet. Management's restructuring plan included the sale of certain subsidiaries, closure of a Lobdell owned manufacturing facility and sale of the current Lobdell owned corporate offices. Included in the restructuring reserves at March 31, 1997 were costs for severance and benefits for employees to be relocated and terminated ($5,052) and other restructuring related costs ($1,998). During the year ended March 31, 1998, total payments to employees that were terminated were $1,979. As a result of management's plans, approximately 375 employees were terminated.

       In connection with management's plans to reduce costs and improve operating efficiencies at other facilities, the Company recorded a provision for restructuring of $1,610 during the year ended March 31, 1998 and established restructuring reserves aggregating $1,339 in Howell's opening balance sheet.

       A summary of the restructuring activity is presented below. There was no activity during the period from January 10, 1997 to March 31, 1997.

         Balance at March 31, 1997                                                                   $    7,050
         1998 provision                                                                                   1,610
         1998 activity:
            Restructuring accrual associated with the
              acquisition of Howell                                                                       1,339
            Reduction in workforce and other cash outflows                                               (2,355)
            Reversal of excess accruals to noncurrent assets                                             (1,281)
                                                                                                     ----------
         Balance at March 31, 1998                                                                   $    6,363
                                                                                                     ==========

       The provision for restructuring recorded during the year ended March 31, 1998 represents costs associated with management's plans to close three Company facilities. Management expects that, as a result of these closures, approximately 160 employees will be permanently separated. Severance costs for these employees will be recorded in 1999. Costs recorded in 1998 primarily relate to fixed assets.

       The restructuring reserve established in Howell's opening balance sheet represents management's best estimate of the costs to be incurred in connection with the closure of a leased Howell facility. As a result of this closure, no employees are expected to be terminated. Management continues to assess the future manufacturing capacity of Howell and expects to complete its assessment and finalization of the restructuring plan within one year of the acquisition date of Howell.

       The reversal of excess accruals recorded during the year ended March 31, 1998 is due to management's finalization of its restructuring plans for Lobdell. No future requirement for this accrual exists. These reversals were recorded as a reduction of noncurrent assets.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

10.    RESTRUCTURING RESERVES (CONTINUED)

       In connection with the Company's restructuring activities related to Lobdell, certain employees of Lobdell were terminated. The termination of certain of these employees resulted in a postretirement medical benefit curtailment gain of $957 which, in accordance with the purchase method of accounting, was treated as a reduction in liabilities assumed at the acquisition date. Accordingly, no postemployment medical benefit curtailment gain has been recognized in the Company's statement of operations for the year ended March 31, 1997.

11.    BENEFIT PLANS

       The Company sponsors twelve noncontributory plans covering substantially all employees meeting the age and length of service requirements as specified in the plans. The plan covering salaried employees provides pension benefits that are based on a percentage of the employee's average monthly compensation during the five highest consecutive years out of their last ten years, and their years of credited service up to a maximum of 30 years. The hourly plans do not provide for increases in future compensation levels. The Company's funding policy for the plan covering salaried employees is to make contributions in amounts sufficient to annually fund the plan's current service cost and the initial past service cost, plus interest, over a period of 30 years. Plans covering hourly employees generally provide benefits of stated amounts based on their unique labor agreements for each year of service. The Company's funding policy for these plans is to make at least the minimum annual contributions required by applicable regulations.

       The following table sets forth the plans' funded status and amounts recognized on the Company's balance sheets at March 31:

                                                                       OVERFUNDED PLANS              UNDERFUNDED PLANS
                                                                 1998        1997      1996        1998        1997       1996
         Actuarial present value of benefit obligation
           Vested benefits                                     $ 20,132     $17,573   $ 2,376    $ 43,620    $ 34,106   $ 11,539
           Nonvested benefits                                       659       1,170        74       2,602       1,853        356
                                                               --------     -------   -------    --------    --------   --------
                                                                 20,791      18,743     2,450      46,222      35,959     11,895
         Effect of projected future compensation levels           2,329       4,060     1,285       3,187
                                                               --------     -------   -------    --------    --------   --------
         Projected benefit obligation for service rendered       23,120      22,803     3,735      49,409      35,959     11,895
         Plan assets at fair value (primarily U.S.
         government                                             (23,740)    (22,854)   (4,155)    (47,484)    (32,280)   (10,525)
                                                               --------     -------   -------    --------    --------   --------
           securities, bonds and notes and mutual funds)
         Plan assets less (greater) than projected
         benefit                                                   (620)        (51)     (420)      1,925       3,679      1,370
           obligation
         Unrecognized net loss, including asset
         gains/losses not                                        (1,663)         10                 2,723         (21)
           yet reflected in market values
         Unrecognized prior service cost                                                               44         (20)
         Unrecognized net obligation being recognized over
           15-20 years                                                           15
         Experience gains (losses)                                              (61)      125                    (392)      (363)
         Adjustment required to recognize minimum liability                                            35         472        368
                                                               --------     -------   -------    --------    --------   --------

         (Prepaid) accrued pension cost                        $ (2,283)    $   (87)  $  (295)   $  4,727    $  3,718   $  1,375
                                                               ========     =======   =======    ========    ========   ========

       The minimum pension liability in excess of the allowable intangible asset has been recorded as a separate component of equity, net of tax.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

 11.   BENEFIT PLANS (CONTINUED)

       Net periodic pension cost for each year and the actuarial assumptions used in determining the projected benefit obligation were as follows:


                                                                       COMPANY                          PREDECESSOR
                                                -------------------------------------------------     -----------------
                                                                                  PERIOD FROM           PERIOD FROM
                                                YEAR ENDED         YEAR ENDED   OCTOBER 28, 1995       APRIL 1, 1995
                                                 MARCH 31,          MARCH 31,       THROUGH               THROUGH
                                                   1998               1997       MARCH 31, 1996       OCTOBER 27, 1995

         Service cost                           $    2,143         $   1,074        $     266             $     344
         Interest cost                               4,808             2,127              530                   697
         Actual return on assets                   (12,528)           (2,138)            (425)                 (533)
         Net amortization and deferral               7,505                15                                     60
                                                ----------         ---------        ---------             ---------

         Net periodic pension cost              $    1,928         $   1,078        $     371             $     568
                                                ==========         =========        =========             =========

         Discount rate
           U.S. plans                               7.25%              7.75%
           Canadian plans                           6.50%              8.00%            8.50%                 8.75%
         Expected return on assets
           U.S. plans                          8.50-9.00%              9.00%
           Canadian plans                           8.50%              8.50%            8.50%                 7.50%
         Salary progression
           U.S. plans                               4.50%              4.50%
           Canadian plans                           5.50%              5.50%            5.50%                 5.50%

       The Company sponsors seven defined contribution 401(k) plans. The Company generally contributes 25% of the first 6% of the base compensation that a participant contributes to the plans.

 12.   POSTRETIREMENT MEDICAL BENEFITS

       In addition to the Company's defined benefit pension plans, Lobdell sponsors unfunded defined benefit medical plans that provide postretirement medical benefits to certain full-time employees meeting the age, length of service and contractual requirements as specified in the plans. The plan covering salaried employees is a contributory plan providing medical benefits to those hired before July 1, 1993. The percentage of cost paid by the retiree currently ranges from 10% for 30 or more years of service at retirement to 55% for 15 years of service at retirement, with Company contributions commencing upon attainment of age
       62. Those retiring with less than 15 years of service and those hired after June 30, 1993 may participate in the plan at their own cost. The plan is currently noncontributory for those employees who retired prior to July 1, 1993. The plans covering hourly employees provide medical benefit plan options that are similar to those offered to active hourly employees, with Lobdell contributions limited either to that available under traditional coverage for Alma hourly retirees or to 87% of the total applicable premium for Greencastle retirees.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

 12.   POSTRETIREMENT MEDICAL BENEFITS (CONTINUED)

       The following table presents the plan's funded status reconciled with amounts recognized in the Company's balance sheet at March 31.

                                                                                           1998            1997

         Accumulated postretirement benefit obligation
           Retirees                                                                     $   16,332     $   14,479
           Full eligible active plan participants                                            6,195          4,287
           Other active plan participants                                                   18,134         13,510
                                                                                        ----------     ----------
           Total unfunded obligation                                                        40,661         32,276
         Unrecognized gain (loss)                                                           (4,669)         1,191
                                                                                        ----------     ----------

         Postretirement medical benefits liability                                      $   35,992     $   33,467
                                                                                        ==========     ==========

       Net periodic postretirement benefit cost included the following components:


                                                                                           FOR THE PERIOD FROM
                                                                          FOR THE YEAR       JANUARY 10, 1997
                                                                             ENDED                THROUGH
                                                                         MARCH 31, 1998        MARCH 31, 1997
        Service cost-- benefits earned during the period                    $    1,025            $      272
        Interest cost on the accumulated postretirement benefit
          obligation                                                             2,711                   623
                                                                            ----------            ----------

        Net periodic postretirement benefit cost                            $    3,736            $      895
                                                                            ==========            ==========

       The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.75% at March 31, 1998 and 1997, respectively. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., healthcare cost trend rate) is 8.5% in 1998 trending to 6.5% in 2008 and thereafter for retirees less than 65 years of age. For retirees 65 years of age and over, the rate is 8.3% in 1998 trending to 6.5% in 2008 and thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1998 by approximately $5,919 and net periodic postretirement benefit cost for the year ended March 31, 1998 by approximately $573.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

 13.   REDEEMABLE PREFERRED STOCK

       In connection with the acquisition of Lobdell described in Note 3, redeemable preferred stock with a face value of $50,748 was issued. Redeemable preferred stock with a face value of $40,748 was delivered to the former shareholders of Lobdell on January 10, 1997. The remaining redeemable preferred stock with a face value of $10,000 was placed in escrow pending final determination of the purchase price. The preferred stock issuance consisted of 457,541 shares of Series A $3.00 Cumulative Preferred Stock (Series A Preferred) and 49,938 shares of Series B Preferred Stock (Series B Preferred). On July 15, 1997, the Company entered into a Settlement Agreement and Mutual Release with the preferred shareholders of Lobdell (the Settlement Agreement). Pursuant to the Settlement Agreement, 60,002 shares of Series A Preferred held in escrow and all Series B Preferred previously issued were canceled. The remaining 39,938 shares of Series A Preferred held in escrow were released to the preferred shareholders of Lobdell.

       The annual dividend on the Series A Preferred is $3.00 per share, payable semi-annually. Dividends on the Series A Preferred are cumulative, but do not bear interest. Under the terms of the issuance of the Series A Preferred (the Stock Agreement), the holders of the Series A Preferred maintain limited voting rights. Holders are entitled to vote on any provisions that would adversely affect their rights or privileges or management's plans to issue any equity securities that would rank prior to the Series A Preferred. Holders are also entitled to elect at least one director of Lobdell, which, under certain provisions of the Stock Agreement, may increase to two.

       Lobdell is required to redeem all shares of Series A Preferred on December 31, 2006 at a price of $100 per share, plus all declared or accumulated but unpaid dividends. If Oxford does not commence an initial public offering of common stock (IPO) prior to June 30, 2006, then the redemption price of the Series A Preferred is $103 per share. If an IPO does not occur by December 31, 2001, each holder of Series A Preferred has the option to redeem annually a maximum of 20 percent of the shares held at a price of $100 per share on each December 31, beginning in 2002.

       Series A Preferred holders are not allowed to transfer, sell or assign the shares prior to February 1, 1999. Subsequent to that date, Lobdell has the right of first refusal to purchase any of the shares transferred, sold or assigned by a holder of Series A Preferred.

       Holders of Series A Preferred are entitled to convert their shares to Oxford common stock issued in connection with an IPO. Individual holders may convert a maximum of 50% of their shares, but the total of all Series A Preferred shares converted may not exceed 25% of the total Series A Preferred shares outstanding.

       The Series A Preferred has been included in the accompanying consolidated balance sheet at its fair value at the date of issuance of $39,754, and has been adjusted for accrued dividends and accretion totaling $438 and $258 for the years ended March 31, 1998 and 1997, respectively.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

 14.   RELATED PARTY TRANSACTIONS

       The Company is charged a fee by a related party, The Oxford Investment Group, Inc., for consulting, finance and management services. Fees charged to the Company by The Oxford Investment Group, Inc. approximated $1,005 and $275 for the years ended March 31, 1998 and 1997, respectively. In connection with the acquisitions of BMGNA, Lobdell and Howell, investment banking fees of $200, $300 and $230, respectively, were paid to The Oxford Investment Group, Inc., during the periods ended March 31, 1996, 1997 and 1998, respectively.

       As described in Note 3, the majority shareholder of the Company was also the majority shareholder of RPIH.

 15.   COMMITMENTS AND CONTINGENCIES

       OPERATING LEASES
       As of March 31, 1998, the Company had long-term operating leases covering certain machinery and equipment. The minimum rental commitments under noncancellable operating leases with lease terms in excess of one year are as follows as of March 31, 1998:

        1999                       $     3,422
        2000                             3,480
        2001                             1,380
        2002                             3,370
        2003                               142
                                   -----------

                                   $    11,794
                                   ===========

       ENVIRONMENTAL MATTERS
       The Company is subject to federal, state and local laws and regulations which govern environmental matters. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances. The Company has identified several environmental matters resulting from prior operations. Due to the relatively early stage of investigation of certain of these identified matters as well as potential indemnification by other potentially responsible parties, management is unable to reasonably estimate the ultimate cost of remediating certain of these identified environmental matters. The Company has recorded a liability of approximately $1,746 and $880 at March 31, 1998 and 1997, respectively, for estimated costs of known environmental matters.

       GENERAL
       The Company is subject to various claims, lawsuits and administrative proceedings related to matters arising out of the normal course of business. In the opinion of management, after reviewing the information which is currently available with respect to such matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the financial position, results of operations or cash flows of the Company.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

 16.   SEGMENT INFORMATION

       The Company operates in one industry segment and all sales are to unaffiliated customers. Net sales represent all sales to unaffiliated customers. Net export sales represent sales to unaffiliated customers outside of the enterprise's home country. The Company's home country is the United States and the Predecessor's home country was Canada. Accordingly, for the period from April 1, 1995 through October 27, 1995, net export sales represent sales to unaffiliated customers outside of Canada. For the period from October 28, 1995 to March 31, 1996 and for the years ended March 31, 1997 and 1998, net export sales represent sales to unaffiliated customers outside of the United States. Net sales by geographic area, identifiable assets by geographic area and net export sales by geographic area are as follows:



                                                                       COMPANY                          PREDECESSOR
                                                -------------------------------------------------     -----------------
                                                                                  PERIOD FROM           PERIOD FROM
                                                YEAR ENDED         YEAR ENDED   OCTOBER 28, 1995       APRIL 1, 1995
                                                 MARCH 31,          MARCH 31,       THROUGH               THROUGH
                                                   1998               1997       MARCH 31, 1996       OCTOBER 27, 1995
         Net Sales
           United States                       $   324,335       $    54,660       $      -               $     -
           Canada                                   85,030            82,201           35,572                49,043
           Mexico                                      956
                                               -----------       -----------       ----------             ---------
                                               $   410,321       $   136,861       $   35,572             $  49,043
                                               ===========       ===========       ==========             =========

         Operating Income (Loss)
           United States                       $    22,234       $     1,101       $      -               $
           Canada                                     (462)            2,700            1,713                (1,774)
           Mexico                                   (1,718)
                                               -----------       -----------       ----------             ---------
                                               $    20,054       $     3,801       $    1,713             $  (1,774)
                                               ===========       ===========       ==========             =========

         Identifiable Assets
           United States                       $   275,039       $   189,308       $      -
           Canada                                   40,634            57,153           49,200
           Mexico                                    4,948
                                               -----------       -----------       ----------
                                               $   320,621       $   246,461       $   49,200
                                               ===========       ===========       ==========

         Net Export Sales
           Canada                              $    63,985       $    41,846       $   16,476             $     -
           United States                                                                                     25,397
           Mexico                                   52,834            13,573            1,366                   664
           Other                                     4,893             2,120
                                               -----------       -----------       ----------             ---------
                                               $   121,712       $    57,539       $   17,842             $  26,061
                                               ===========       ===========       ==========             =========

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

 17.   SUBSEQUENT EVENT

       On April 1, 1998, the Company purchased the assets of the Suspension Division of Eaton Corporation (Suspension) for cash of approximately $53,500, including the investment in the Metalcar joint venture. The acquisition was financed through the proceeds of the Notes described in
       Note 8 and the issuance of $35,000 of Series B 10.125% Senior Subordinated Notes Due 2007. The acquisition will be recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct cost of the acquisition will be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

       The estimated fair market value of assets acquired and liabilities assumed is summarized as follows:

         Current assets                                                                           $     22,700
         Property, plant and equipment                                                                  47,200
         Current liabilities                                                                           (11,300)
         Long-term liabilities                                                                          (5,100)
                                                                                                  ------------
                                                                                                  $     53,500
                                                                                                  ============


       The unaudited pro forma combined results of operations of the Company and Suspension for the year ended March 31, 1998 including Howell and RPIH as if the acquisitions had occurred at the beginning of fiscal 1998 and after giving effect to certain pro forma adjustments are as follows:

        Net sales                                                                                  $   576,163
                                                                                                   ===========

        Net income                                                                                 $     2,261
                                                                                                   ===========

        Net income applicable to common shares                                                     $       927
                                                                                                   ===========

        Net income per common share                                                                $      2.99
                                                                                                   ===========


       The pro forma information is not intended to be a projection of future results. The foregoing unaudited pro forma results of operations reflect adjustments for additional interest expense related to the financing of the acquisitions and the additional depreciation expense, as a result of the write-up of property, plant and equipment, net of the related tax benefit.

  18.  CONDENSED CONSOLIDATING INFORMATION

       The Notes are guaranteed by Oxford Automotive, Inc. and certain of its wholly-owned subsidiaries, including Lobdell, Howell, BMGH and RPIH (the Guarantor Subsidiaries). The Notes are not guaranteed by the Company's other consolidated subsidiary, Oxford Mexico (the Non-guarantor Subsidiary). The guarantee of the Notes by the Company and the Guarantor Subsidiaries is full and unconditional. The following condensed consolidated financial information presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-guarantor Subsidiary.

OXFORD AUTOMOTIVE, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 1998
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          NON-GUARANTOR   GUARANTOR     ELIMINATIONS/
                                               PARENT      SUBSIDIARY   SUBSIDIARIES     ADJUSTMENTS   CONSOLIDATED
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Current assets
   Cash                                      $   13,673      $    322     $   4,326      $               $  18,321
   Receivables (net)                              7,206           868        64,652        (7,453)          65,273
   Inventories                                                     40        21,265                         21,305
   Reimbursable tooling                                                      13,315                         13,315
   Income taxes refundable                                                    1,601                          1,601
   Deferred income taxes                             92                       4,307                          4,399
   Prepaid expenses and other                       172            10         8,443        (1,663)           6,962
                                             ----------      --------     ---------      --------       ----------
      TOTAL CURRENT ASSETS                       21,143         1,240       117,909        (9,116)         131,176

Other noncurrent assets                          14,626            45        10,477                         25,148
Property, plant and equipment (net)               2,141         3,663       157,904                        163,708
Investment in consolidated subsidiaries          31,861                                   (31,861)
                                             ----------      --------     ---------      --------       ----------

      TOTAL ASSETS                           $   69,771      $  4,948     $ 286,290      $(40,977)      $  320,032
                                             ==========      ========     =========      ========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                          $      746      $    351     $  50,956      $    161       $   52,214
   Employee compensation                          1,330                       3,478                          4,808
   Intercompany accounts                        (65,132)        6,041        52,986         6,105
   Restructuring reserve                                                      6,363                          6,363
   Accrued expenses and other                       951           104        20,505        (9,318)          12,242
   Current portion of borrowings                                             10,965                         10,965
                                             ----------      --------     ---------      --------       ----------
      TOTAL CURRENT LIABILITIES                 (62,105)        6,496       145,253        (3,052)          86,592
Pension liability                                                             4,727                          4,727
Postretirement medical benefits                                              35,992                         35,992
Deferred income taxes and other                     279          (576)       18,225                         17,928
Long-term borrowings                            124,828                       3,655                        128,483
                                             ----------      --------     ---------      --------       ----------
      TOTAL LIABILITIES                          63,002         5,920       207,852        (3,052)         273,722
                                             ----------      --------     ---------      --------       ----------
Redeemable preferred stock                                                   40,192                         40,192
                                             ----------      --------     ---------      --------       ----------
Shareholders' equity
   Common stock                                   1,050                      32,974       (32,974)           1,050
   Foreign currency translation                                   147          (798)                          (651)
   Retained earnings (accumulated deficit)        4,750        (1,119)        6,070        (4,951)           4,750
   Unrealized gain on marketable securities         969                                                        969
   Equity adjustment for minimum pension
      TOTAL SHAREHOLDERS' EQUITY                  6,769          (972)       38,246       (37,925)           6,118
                                             ----------      --------     ---------      --------       ----------

      TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                $   69,771      $  4,948     $ 286,290      $(40,977)      $  320,032
                                             ==========      ========     =========      ========       ==========

OXFORD AUTOMOTIVE, INC.


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED MARCH 31, 1998
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   NON-GUARANTOR   GUARANTOR     ELIMINATIONS/
                                                        PARENT      SUBSIDIARY   SUBSIDIARIES     ADJUSTMENTS   CONSOLIDATED
                                                                                (DOLLARS IN THOUSANDS)

Sales                                                 $   -           $    956     $ 409,365      $  -           $  410,321
Cost of sales                                                            2,674       365,746                        368,420
                                                      ----------      --------     ---------      --------       ----------
   GROSS PROFIT                                                         (1,718)       43,619                         41,901
Selling, general and administrative expenses                (665)                     22,504                         21,839
Restructuring provision                                                                1,610                          1,610
Gain on sale of equipment                                                             (1,602)                        (1,602)
                                                      ----------      --------     ---------      --------       ----------
   OPERATING INCOME                                          665        (1,718)       21,107                         20,054
Other income (expense)
   Interest expense                                         (467)            2       (10,245)                       (10,710)
   Other                                                                    21           300                            321
                                                      ----------      --------     ---------      --------       ----------
INCOME BEFORE BENEFIT (PROVISION)
   FOR INCOME TAXES                                          198        (1,695)       11,162                          9,665
Benefit (provision) for income taxes                        (314)          576        (4,336)                        (4,074)
                                                      ----------      --------     ---------      --------       ----------
INCOME BEFORE EQUITY IN INCOME OF
 CONSOLIDATED SUBSIDIARIES                                  (116)       (1,119)        6,826                          5,591
Equity in income of consolidated subsidiaries              5,707                                    (5,707)
                                                      ----------      --------     ---------      --------       ----------
NET INCOME                                            $    5,591      $ (1,119)    $   6,826      $ (5,707)      $    5,591
                                                      ==========      ========     =========      ========       ==========

OXFORD AUTOMOTIVE, INC.


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 1998
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                        NON-GUARANTOR      GUARANTOR
                                                             PARENT      SUBSIDIARY      SUBSIDIARIES  CONSOLIDATED
                                                                             (DOLLARS IN THOUSANDS)
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                       $ (71,916)    $   3,801      $   94,101      $  25,986
                                                            ---------     ---------      ----------      ---------
INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                  (24,219)                                     (24,219)
Purchase of property, plant and equipment                      (2,228)       (3,774)        (10,721)       (16,723)
Proceeds from sale of equipment                                                               5,433          5,433
Purchases of marketable securities                             (7,658)                                      (7,658)
                                                            ---------     ---------      ----------     ----------
   NET CASH USED IN INVESTING ACTIVITIES                      (34,105)       (3,774)         (5,288)       (43,167)
                                                            ---------     ---------      ----------     ----------
FINANCING ACTIVITIES
Proceeds from borrowing arrangements                          124,828                         1,825        126,653
Principal payments on borrowing arrangements                                                (93,782)       (93,782)
Payment of preferred stock dividends                                                         (1,193)        (1,193)
Debt financing costs                                           (5,372)                                      (5,372)
                                                            ---------     ---------      ----------     ----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        119,456                       (93,150)        26,306
                                                            ---------     ---------      ----------     ----------
Effect of foreign currency rate fluctuations on cash                            295            (770)          (475)
                                                            ---------     ---------      ----------     ----------
NET INCREASE (DECREASE) IN CASH                                13,435           322          (5,107)         8,650
Cash at beginning of period                                       238                         9,433          9,671
                                                            ---------     ---------      ----------     ----------

Cash at end of period                                       $  13,673     $     322      $    4,326     $   18,321
                                                            =========     =========      ==========     ==========

                             OXFORD AUTOMOTIVE, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                              PERIOD FROM   PERIOD FROM
                                                                              OCTOBER 28,    APRIL 1,
                                                                                  1995         1995
                                                    YEAR ENDED   YEAR ENDED     THROUGH       THROUGH
                                                     MARCH 31,    MARCH 31,    MARCH 31,    OCTOBER 27,
                                                       1998         1997          1996         1995
                                                    ----------   ----------    ----------   -----------
Balance, beginning of period                           1,272           39          31            25
Additions
  Acquisition                                            200        1,254          --            --
  Provision for additional allowance                                   12           8             5
Deductions
  Currency translation adjustments                        (1)          --          --             1
  Reversals                                             (644)          --          --            --
  Doubtful accounts (charged) recovered                 (427)         (33)         --            --
                                                        ----        -----          --            --
Balance, end of period                                   400        1,272          39            31
                                                        ====        =====          ==            ==

                                  EXHIBIT INDEX

  The following exhibits are filed as part of this Report. Those exhibits with an asterisk (*) designate the Registrant's management contracts or compensation plans or arrangements for its executive officers.



Exhibit No.              Description
-----------              -----------

2.1 Agreement and Plan of Merger by and among Howell Industries, Inc., the Company and HI Acquisition, Inc., dated May 21, 1997 (previously filed as Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference).

2.2 Shareholders Agreement by and among the Company, HI Acquisition, Inc., and NBD Bank and Morton Schiff, co-trustees of the Herbert
              H. Freedland Marital Trusts, dated May 21, 1997 (previously filed as Exhibit 2.2 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference).

2.3 Agreement and Plan of Merger dated as of November 14, 1996, by and between Lobdell Emery Corporation, BMG-MI, Inc. (now known as "Oxford Automotive, Inc."), L-E Acquisition, Inc., the Shareholders of Lobdell Emery Corporation, and D. Kennedy Fesenmyer, as Shareholders' Agent (previously filed as Exhibit 2.3 to the Registrant's Registration Statement on Form S-4, Registration No. 333-32975).

2.4 Amendment to Agreement and Plan of Merger, dated December 27, 1996 by and among Lobdell Emery Corporation, BMG-MI, Inc. (now known as "Oxford Automotive, Inc."), L-E Acquisition, Inc., D. Kennedy Fesenmyer, as Shareholders' Agent, and Lobdell Holdings, Inc. (previously filed as Exhibit 2.4 to the Registrant's Registration Statement on Form S-4, Registration No. 333-32975)

2.5 Agreement and Plan of Merger, dated as of January 8, 1997 among Lobdell Holdings, Inc. and BMG-MI, Inc. (now known as "Oxford Automotive, Inc.") (previously filed as Exhibit 2.5 to the Registrant's Registration Statement on Form S-4, Registration No. 333-32975).

2.6 Stock Purchase Agreement, dated as of November 25, 1997, by and among Oxford Automotive, Inc. and the Shareholders of RPI Holdings, Inc. (previously filed as Exhibit 2.1 to the Registrant's Form 8-K dated November 25, 1997, and incorporated herein by reference)

2.7 Asset Purchase Agreement, dated as of March 13, 1998, between Oxford Automotive, Inc. and Eaton Corporation. (previously filed as Exhibit 2.1 to the Registrant's Form 8-K dated April 1, 1998, and incorporated herein by reference)

3.1 Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

3.2 Bylaws of the Company (previously filed as Exhibit 3.11 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

4.1 Indenture, dated as of June 15, 1997, by and among the Company, the Subsidiary Guarantors and First National Trust Association, as Trustee (including form of the 10 1/8% Senior Subordinated Notes Due 2007, form of the Guaranty and form of Supplemental Indenture) (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

4.2 Credit Agreement between the Company and NBD Bank, as agent, dated June 24, 1997 (previously filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

4.3 +Registration Rights Agreement dated April 1, 1998 by and among the Company, certain of its subsidiaries and the initial purchaser of its 10 1/8% Senior Subordinated Notes Due 2007, Series B

10.1 Form of RPI Note (previously filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.2          *Form of Director Indemnification Agreement (previously filed as
              Exhibit 10.2 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.3 *Employment and Noncompetition Agreement between the Company and Steven M. Abelman (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.4 *Employment and Noncompetition Agreement between the Company and Donald C. Campion (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.5          *Employment Agreement between BMG North America and Larry C.
              Cornwall (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.6 Shareholders Agreement among certain of the Shareholders of the Company and BMG-MI, Inc. (now known as Oxford Automotive, Inc.), dated October 23, 1995 (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.7 Shareholders Agreement among certain of the Shareholders of the Company and the Company dated January 10, 1997 (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.8 Management and Consulting Agreement ("Management Agreement") between the Company and The Oxford Investment Group, Inc., dated June 24, 1997 (previously filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.9 Settlement Agreement and Mutual Release, dated July 15, 1997, regarding Lobdell Preferred Shareholders (previously filed as
              Exhibit 10.9 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.10         +Amendment to Management Agreement, dated November 24, 1997

10.11 +Form of Purchase Agreement among the Company and the initial purchasers of its 10 1/8% Senior Subordinated Notes Due 2007

12            +Statement regarding computation of ratios

21            +Subsidiaries of the Company

27            +Financial Data Schedule

-------
+Filed herewith