Form 10-Q
period 1998-06-30
OXFORD AUTOMOTIVE INC
filed 1998-08-14
CIK 1040475

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark one)

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended June 30, 1998

                                OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.


  For the transition period from ____________ to ____________

  Commission file number 333-58131


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

         309,750 shares of the registrant's Common Stock were outstanding as of July 31, 1998.

PAGE

                      PART I. FINANCIAL INFORMATION

                          Oxford Automotive, Inc.
                  Consolidated Statements of Operations
            (Dollars In Thousands, Except Per Share Amounts)

                                                     Three Months    Three Months
                                                        Ended           Ended
                                                     June 30, 1998   June 30, 1997
                                                      (unaudited)     (unaudited)

Net Sales                                               $139,902        $ 91,960

Cost of Sales                                            128,263          81,452

Gross Profit                                              11,639          10,508

Selling, general and
 administrative expenses                                   7,799           2,902
                                                         -------         -------
Operating Income                                           3,840           7,606

Other income (expense):
   Interest income                                            18             111
   Interest expense                                       (4,431)         (1,909)
   Other income                                              323              37
                                                         -------         -------
Income before income taxes                                  (250)          5,845

Income taxes                                                (100)          2,338
                                                         -------         -------
Net income                                                  (150)          3,507
                                                         -------         -------
Accrued dividends and accretion
 on redeemable preferred stock                               330             335
                                                         -------         -------
Net income (loss) applicable to
 common stock                                           $   (480)       $  3,172
                                                         =======         =======
Net income (loss)
 per share (basic and diluted)                            $(1.55)         $10.24
                                                         =======         =======
Weighted average
 shares outstanding                                      309,750         309,750
                                                         =======         =======

See accompanying Notes to Consolidated Financial Statements
PAGE

                          Oxford Automotive, Inc.
                        Consolidated Balance Sheets
             (Dollars In Thousands, Except Per Share Amounts)

                                             June 30,           March 31,
                                              1998                1998
                                           (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $ 8,831            $ 18,321
  Accounts Receivable, trade                  66,837              65,273
  Reimbursable Tooling                        11,680              13,315
  Inventory                                   31,659              21,305
  Unexpended Bond Proceeds                     4,217               4,159
  Deferred Income Taxes                        5,415               4,399
  Refundable Income Taxes                        679               1,601
  Prepaid Expenses and other
   Current Assets                              2,783               2,803
                                            --------            --------
       Total Current Assets                  132,101             131,176

  Property, Plant and Equipment, net         190,620             163,708
  Marketable securities                        6,077               8,627
  Other noncurrent assets                     30,113              10,116
  Deferred income taxes                        7,002               6,405
                                            --------            --------
     Total Assets                           $365,913            $320,032
                                            ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                          $ 30,351            $ 52,214
  Restructuring reserve                        5,462               6,363
  Employee Compensation                        7,074               4,808
  Other current liabilities                   13,254              12,242
  Current portion of
   long-term debt                              9,109              10,965
                                            --------            --------
     Total Current  Liabilities               65,250              86,592

LONG-TERM LIABILITIES
  Pension liability                            4,646               4,727
  Post retirement medical benefits            39,847              35,992
  Deferred Taxes                              15,661              15,332
  Other non current                            4,029               2,596
  Long Term Debt                             194,504             128,483
                                            --------            --------
    Total Liabilities                        323,937             273,722
PAGE

                          Oxford Automotive, Inc.

                (Dollars In Thousands, Except Per Share Amounts)


                                              June 30,         March 31,
                                                1998             1998
                                            (unaudited)

Redeemable Series A $3.00
 Cumulative Preferred Stock,
 $100 stated value - 457,541
 shares authorized, 397,539 shares
 issued and outstanding at
 June 30, 1998, and
 March 31, 1998                               40,522            40,192


SHAREHOLDERS' EQUITY
     Common stock                              1,050             1,050
     Retained earnings                         4,270             4,750
     Accumulated other
      comprehensive income (loss)             (3,866)              318
                                            --------          --------

                                               1,454             6,118
                                            --------          --------
        Total liabilities &
         shareholders' equity               $365,913          $320,032
                                            ========          ========


See accompanying Notes to Consolidated Financial Statements

PAGE

                            Oxford Automotive, Inc.

                      Consolidated Statement of Cash Flows
                (Dollars In Thousands, Except Per Share Amounts)

                                             For the Three      For the Three
                                             Months Ended       Months Ended
                                             June 30, 1998      June 30, 1997
                                              (unaudited)        (unaudited)
OPERATING ACTIVITIES
Net Income                                     $   (150)           $ 3,507

Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities

 Depreciation and amortization                    6,513              4,308
 Deferred  income taxes                          (1,284)               315
Changes in operating assets and
  liabilities affecting cash
 Accounts receivable, trade                      10,222              6,115
 Reimbursable tooling                             1,493               (577)
 Inventories                                      1,350             (1,212)
 Prepaid expenses and other assets                   (8)              (560)
 Other assets                                        40               (442)
 Accounts payable                               (27,865)            (7,016)
 Restructuring reserve                             (901)              (290)
 Employee compensation                             (603)             1,486
 Accrued expenses and other liabilities            (738)            (1,197)
 Income taxes payable/refundable                    922              1,929
 Other noncurrent liabilities                      (122)               (91)
                                               --------           --------

Net cash provided by (used in) operating
activities                                      (11,131)             6,275
                                               --------           --------
INVESTING ACTIVITIES
Purchase of business, net of cash
  acquired                                      (53,465)                 -
Net purchase of property, plant
  and equipment                                  (6,174)            (3,577)
                                               --------            -------
Net cash used in investing activities           (59,639)            (3,577)

FINANCING ACTIVITIES
Net Proceeds (payments) on borrowings            66,021            (83,360)
Principal repayments on borrowing
  arrangements                                   (1,856)           124,814
Debt financing costs                               (619)                 -
                                               --------           --------
Net cash provided by financing activities        63,546             41,454

                            Oxford Automotive, Inc.

                (Dollars In Thousands, Except Per Share Amounts)

                                             For the Three      For the Three
                                             Months Ended       Months Ended
                                             June 30, 1998      June 30, 1997
                                              (unaudited)        (unaudited)
Effect of exchange rate
 changes on cash                                 (2,266)               (54)

Net increase (decrease) in cash
 and cash equivalents                            (9,490)             44,098

Cash and cash equivalents
 at beginning of period                          18,321               9,671
                                               --------            --------
Cash and cash equivalents
 at end of period                              $  8,831            $ 53,769
                                               ========            ========



See accompanying Notes to Consolidated Financial Statements

                            Oxford Automotive, Inc.

                  Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Oxford Automotive, Inc. (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed financial statements should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended March 31, 1998.

2.  INVENTORIES

Inventories are comprised of the following:


                                         June 30,                March 31,
                                          1998                     1998

Raw materials                           $ 14,472                 $  6,737
Finished goods and work-in-process        18,356                   15,135
                                        --------                 --------
                                          32,828                   21,872
LIFO and other reserves                   (1,169)                    (567)
                                        --------                 --------
                                        $ 31,659                 $ 21,305
                                        ========                 ========

The Company does not separately identify finished goods from work-in-process.

3.   SENIOR SUBORDINATED NOTES

On April 1, 1998 the Company issued $35.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Series B Notes"). The Series B Notes are substantially identical to and rank pari passu in right of payment with the $125.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007 issued by the Company on June 24, 1997 (the "Series A Notes"). The Series A Notes and the Series B Notes are collectively referred to as the "Notes". The Notes pay interest semi-annually on June 15 and December 15. The Notes provide for certain covenants, including limitations on: indebtedness, restricted payments, distributions, sale of assets, affiliate transactions and merger and consolidation. The Company has optional redemption rights beginning June 15, 2002.
PAGE

The Notes are limited to $160.0 million aggregate principal amount. The net proceeds to the Company from the sale of the Series B Notes were approximately $37.6 million (after the inclusion of approximately $2.0 million in premium and accrued interest of approximately $1.0 million paid by the initial purchaser of the Series B Notes and the deduction of estimated expenses of approximately $0.4 million). The Company used all of the net proceeds in connection with the acquisition of the Suspension Division of Eaton Corporation (the "Suspension Division"). See Note 4.

The Company filed a Registration Statement on Form S-4 ("Registration Statement") with the Securities and Exchange Commission in order to effect the exchange of the Series B Notes for new Series B Notes, with substantially the same terms as the Series B Notes except with respect to certain transfer restrictions and registration rights. On July 9, 1998, the Registration Statement was declared effective by the Securities and Exchange Commission and the exchange offer is scheduled to expire on August 12, 1998.

4.  ACQUISITION

On April 1, 1998, the Company purchased the assets of the Suspension Division of Eaton Corporation (the "Suspension Division") for cash of approximately $53.5 million, including the investment in the Metalcar joint venture. The acquisition was financed through the proceeds of the Notes described in Note 3, including the issuance of the Series B Notes and cash on hand. The acquisition was recorded in accordance with the purchase method of accounting. Accordingly, results of operations are included only for the periods subsequent to acquisition. The purchase price plus direct cost of the acquisition will be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The unaudited financial statements reflect the preliminary allocation of purchase price, as the allocation has not been finalized.

PAGE

5.   STATEMENT OF RETAINED EARNINGS  (In Thousands, Except Per Share Amounts)

                                    Foreign                       Net
                                    Currency      Retained    Unrealized gain
                         Common    Translation    Earnings    on Marketable
                         Stock     Adjustment    (Deficit)      Securities      Total

Balances at
 March 31, 1998          $1,050       $(651)       $4,750         $  969       $6,118

Net Income                                           (150)                       (150)

Foreign Currency
 translation adjustments             (2,266)                                   (2,266)

Accrued dividends and
 accretion of redeemable
 preferred stock                                     (330)                       (330)

Unrealized gain on
 marketable securities                                            (1,918)      (1,918)

                         ------     -------        ------         ------       ------
Balances at
  June 30, 1998          $1,050     $(2,917)       $4,270         $ (949)      $1,454
                         ======     =======        ======         ======       ======

6. Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, (SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires the presentation of "comprehensive income" in a separate financial statement. Comprehensive income includes net income or loss and "other comprehensive income," which comprises such items as foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. SFAS 130 does not change the accounting for these items; rather, it promulgates the presentation of comprehensive income, which was not previously presented. The Company's total comprehensive income was as follows:

                                        Three Months          Three Months
                                           Ended                 Ended
                                        June 30, 1998         June 30, 1997
                                         (unaudited)           (unaudited)

Net Income (loss)                         ($150)                 $3,507
                                          ------                 ------
Other comprehensive income
 (loss), net of tax:
  Foreign currency translation
    adjustment                           (2,266)                    (54)
  Net unrealized gain on
   marketable securities                 (1,918)
                                         ------                  ------
    Other comprehensive income (loss)    (4,184)                    (54)
                                         ------                  ------
Total comprehensive income (loss)        (4,334)                  3,453
                                         ======                  ======

7.     CONDENSED CONSOLIDATING INFORMATION

       The Notes are guaranteed by certain of the Company's wholly-owned subsidiaries, including BMG Holdings, Inc., Howell Industries, Inc., Lobdell Emery Corporation, Oxford Suspension, Inc., Oxford suspension Ltd., and RPI Holdings, Inc. (the Guarantor Subsidiaries). The Notes are not guaranteed by the Company's other consolidated subsidiary, Oxford Automotriz de Mexico S.A. de C.V. (the Non-guarantor Subsidiary). The guarantee of the Notes by the Company and the Guarantor Subsidiaries is full and unconditional. The following unaudited condensed consolidated financial information presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-guarantor Subsidiary. Condensed consolidated financial information for the interim periods prior to June 30, 1998 are not presented because the non-guarantors during those periods were inconsequential, individually and in the aggregate, to the consolidated financial statements, and management has determined that they would not be material to investors.
PAGE

Condensed Consolidating Balance Sheets
June 30, 1998
(Dollar Amount in thousands)
(Unaudited)

                                   Non-guarantor    Guarantor     Eliminations/
                          Parent    subsidiary     subsidiaries    adjustments   Consolidated

Assets
Current assets
 Cash and cash
     equivalents         $      -      $  205        $  8,626        $      -      $  8,831
 Receivables (net)         10,183         334          66,021          (9,701)       66,837
 Inventories                    0          92          31,567                        31,659
 Refundable income
   taxes                        0           0             679                           679
 Reimbursable Tooling           0           0          11,680                        11,680
 Deferred income taxes        558           0           4,857                         5,415
 Unexpended bond proceeds       0           0           4,217                         4,217
 Prepaid expenses and
   other current assets       318         405           2,060                         2,783
                         --------      ------        --------        --------      --------
   Total current assets    11,059       1,036         129,707          (9,701)      132,101

 Marketable securities      6,077           0               0                         6,077
 Other noncurrent assets    6,877          98          17,838                        24,813
 Deferred income taxes        632           0           6,370                         7,002
 Property, plant and
  equipment, net            2,731       4,342         183,547                       190,620
 Investment in
  consolidated
  subsidiaries             91,225           0             739         (86,664)        5,300
                         --------      ------        --------        --------      --------
  Total assets           $118,601      $5,476        $338,201        $(96,365)     $365,913
                         ========      ======        ========        ========      ========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
 Current Liabilities
  Trade accounts payable  $ 1,620       $(150)       $ 28,881        $      -      $ 30,351
  Employee compensation       425         276           6,373                         7,074
  Intercompany accounts   (80,712)      7,430          73,282                             0
  Restructuring reserve         0           0           5,462                         5,462
  Accrued expenses and
   other current
   liabilities                867         106          21,982          (9,701)       13,254
  Current portion
   of borrowings                0           0           9,109                         9,109
                           ------      ------        --------          ------      --------
    Total current
    liabilities           (77,800)      7,662         145,089          (9,701)       65,250

 Pension liability              0           0           4,646                         4,646
 Post retirement
  medical benefits
  liability                     0           0          39,847                        39,847
 Deferred income taxes        279        (717)         16,099                        15,661
 Other noncurrent
  liabilities                   0          26           4,003                         4,029
 Long-term borrowings-
  less current portion    191,751           0           2,753                       194,504
                         --------      ------        --------         -------      --------
  Total liabilities       114,230       6,971         212,437          (9,701)      323,937

 Redeemable preferred
  stock                         0           0          40,522                        40,522
 Shareholders' equity
  Common Stock              1,050           0          81,560         (81,560)        1,050
 Accumulated other
  comprehensive
  income (loss)              (949)       (102)         (2,815)              -        (3,866)
  Retained earnings         4,270      (1,393)          6,497          (5,104)        4,270
                         --------      ------        --------        --------      --------
   Total liabilities
    and shareholders'
    equity               $118,601      $5,476        $338,201        $(96,365)     $365,913
                         ========      ======        ========        ========      ========

Condensed Consolidating Statement of Operations
For the Three Months ended June 30, 1998
(Dollar Amounts in thousands)
(Unaudited)

                                Non-guarantor     Guarantor     Eliminations/
                     Parent      subsidiary      subsidiaries   adjustments     Consolidated

Sales                 $   -        $ 331           $139,571         $  -          $139,902
Cost of sales                        755            127,508                        128,263
                      -----        -----           --------         ----          --------
 Gross profit                       (424)            12,063                         11,639
Selling, general
  and administrative
  expenses             (182)           -              7,981                          7,799
                      -----        -----           --------         ----          --------
 Operating income       182         (424)             4,082                          3,840

Other income (expense)
 Other                                 9                314                            323
 Interest expense       (80)                          4,493                          4,413
                      -----        -----           --------         ----          --------
Income before
 income taxes           262         (415)               (97)                          (250)
Income taxes            105         (141)               (64)                          (100)
                      -----        -----           --------         ----          --------
Income before
 equity in income
 of consolidated
 subsidiaries           157         (274)               (33)                          (150)
Equity in income
 of consolidated
 subsidiaries          (307)                                         307
                      -----        -----           --------         ----          --------
Net income            $(150)       $(274)          $    (33)        $307          $   (150)
                      =====        =====           ========         ====          ========

PAGE

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended June 30, 1998
(Dollar Amounts in thousands)
(Unaudited)

                                                 Non-guarantor     Guarantor
                                  Parent         subsidiary      subsidiaries    Consolidated

Net cash provided by (used in)
  operating activities           $(25,858)          $890            $13,837       $(11,131)
                                 --------           ----            -------       --------
Investing activities

Purchase of businesses,
 net of cash acquired             (53,465)             -                  -        (53,465)
Purchase of property,
 plant and equipment                 (654)          (759)            (4,761)        (6,174)
                                 --------           ----            -------       --------
 Net cash used in
  investing activities            (54,119)          (759)            (4,761)       (59,639)

Financing activities
Net proceeds (payments)
 on borrowings                     66,923              -               (902)        66,021
Principal repayments
 on borrowing
 arrangements                                                      (1,856)        (1,856)
Debt financing costs                 (619)             -                  -           (619)
                                 --------           ----            -------       --------
Net cash provided by
  (used in)financing
  activities                       66,304              -             (2,758)        63,546

Effect of foreign
 currency rate
 fluctuation on cash                    -           (248)            (2,018)        (2,266)

Net increase (decrease)
  in cash                         (13,673)          (117)             4,300         (9,490)

Cash at beginning
  of period                        13,673            322              4,326         18,321
                                 --------           ----            -------       --------
Cash at end
  of period                      $      -           $205            $ 8,626       $  8,831
                                 ========           ====            =======       ========

8.  RECLASSIFICATION

Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Three months ended June 30, 1998
                   versus three months ended June 30, 1997

Results of Operations

The three months ended June 30, 1998 statements of operations for Oxford Automotive, Inc. (the "Company") include the results of operations for all subsidiaries, including its principal operating subsidiaries, BMG North America Limited, Lobdell Emery Corporation ("Lobdell"), Howell Industries, Inc. ("Howell"), RPI Holdings, Inc. ("RPIH"), and Oxford Suspension, Inc. and Oxford Suspension Ltd. (collectively the "Suspension Division"). Lobdell was acquired on January 10, 1997, Howell was acquired August 13, 1997, RPIH was acquired on November 25, 1997, and the Suspension Division was acquired on April 1, 1998. Each was accounted for using the purchase method of accounting. Therefore, the three month statements of operations for the period ended June 30, 1997 do not include the operating results of Howell, RPIH or the Suspension Division.

The following table sets forth, for the periods indicated, certain accounts from the Company's statements of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

(Dollars in millions)

                               Three Months Ended      Three Months Ended
                                  June 30, 1998           June 30, 1997


Net Sales                       $139.9    100.0%         $92.0    100.0%

Gross Profit                      11.6      8.3%          10.5     11.4%

Operating
 Income                            3.8      2.7%           7.6      8.3%

Net Interest
 Expense                           4.4      3.1%           1.8      2.0%

Net income (loss)                  (.2)      - %           3.5      3.8%

Memo: EBITDA                      10.7      7.6%          12.0     13.0%


NET SALES -- Net sales for the three months ended June 30, 1998 were $139.9 million. This represents an increase of $47.9 million as compared to net sales for the three months ended June 30, 1997 of $92.0 million. The overall increase is primarily the result of the acquisitions made since the prior year ($62.2 million). This increase was offset by the impact of the recently ended General Motors strike ($8.7 million), volume reductions on certain passenger car platforms and the impact of discontinued models.


GROSS PROFIT -- Gross profit was $11.6 million or 8.3% of net sales for the three months ended June 30, 1998 as compared to $10.5 million or 11.4% of net sales for the three months ended June 30, 1997. This represents an increase of $1.1 million as compared to the prior year. The gross profit increase is related to the incremental sales resulting from the acquisitions, offset by the impact of the General Motors strike. The decrease in gross margin percentage is a result of the loss of sales during the General Motors strike, the inclusion of the Suspension Division operations at lower than average margins and the start up of certain Mexican operations. In addition, the margins have been reduced for the impact of ongoing product launches (Saturn
LS, Windstar and CAMI J2).   Continued efforts are being made through plant
and capacity rationalization and maximization of asset utilization to improve the overall performance of the operations. The Company recently announced the closure of its Delhi, Ontario facility and move of the production to the Company's Cambridge, Ontario facility. The closure will provide an overall reduction of fixed costs.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- SG&A expenses were $7.8 million or 5.6% of net sales as compared to $2.9 million or 3.2% of net sales for the three months ended June 30, 1997. The increase in both percentage of sales and expenditure levels is primarily due to the need to provide the necessary resources to support customer engineering requirements, global program management and the continued growth initiatives of the organization (both internally and through acquisition). Newly awarded major programs for General Motors (closure panels and rear underbody components for a new platform to be assembled solely in Mexico and chassis components for the North American production of a global platform), as well as ongoing product launches require a significant amount of engineering and program management support.

OPERATING INCOME -- Income from operations was $3.8 million or 2.7% of net sales for the three months ended June 30, 1998 as compared to $7.6 million or 8.3% of net sales for the three months ended June 30, 1997. The reduction was due primarily to the General Motors strike ($3.3 million), product launches and the engineering and administrative support cost increases discussed above.


INTEREST EXPENSE   Net Interest expense for the three months ended June 30,
1998 was $4.4 million or 3.1% of net sales as compared to $1.8 million or 2.0% of net sales for the year ended March 31, 1997. The overall increase in expense was due primarily to the issuance of the $125.0 million of 10 1/8% Senior Subordinated Notes due 2007 (the "Series A Notes") on June 24, 1997 and the issuance of $35.0 million of 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Series B Notes" and together with the Series A Notes, collectively, the "Notes") on April 1, 1998. The Notes represent both incremental borrowing as well as an increased interest rate as compared to outstanding debt of the prior period. The Series A Notes were issued at an effective rate of 10.125% while the Series B Notes were issued an effective interest rate of approximately 9.25%.

INCOME TAX   An income tax benefit of $0.1 million was recorded for the three months ended June 30, 1998 as compared to a $2.3 million expense provision for the three months ended June 30, 1997. The decrease of $2.4 million is a result of a reduction of $5.6 million in income before taxes for the three months ended June 30, 1998 as compared to the previous year.

NET INCOME   The Company reported a net loss of  $0.2 million for the three months ended June 30, 1998, a decrease of $3.7 million as compared to $3.5 million profit for the three months ended June 30, 1997. The decline in earnings was primarily a result of increased interest expense of $2.6 million, and the impact of the General Motors strike ($2.0 million).

EBITDA   Earnings Before Interest, Taxes and Depreciation and Amortization
(EBITDA) was $10.7 million for the three months ended June 30,1998 as compared to $12.0 million for the three months ended June 30, 1997. The overall decrease is primarily a result of the impact of the General Motors strike, partially offset by the added EBITDA related to acquisitions.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net income adjusted for non-cash charges (depreciation and amortization and deferred taxes generated approximately $5.1 million of cash for the three months ended June 30, 1998. Cash also increased during the period based on an overall decrease in accounts receivable, inventories, and reimbursable tooling ($13.1 million). Offsetting the increase in cash was a net decrease in accounts payable and other working capital requirements of $27.2 million. The decrease in accounts payable was related to progress payments for customer tooling and capital previously accrued at year end and reduced levels as a result of the General Motors strike. During the first quarter ended June 30, 1998, the Company used approximately $59.6 million for investing activities, including the acquisitions of the Suspension Division ($53.5 million). These investing activities were supported substantially by the issuance of the Series B Notes as described below and line of credit borrowings.

The Company currently has approximately $85.0 million available under its credit facility with NBD Bank on behalf of itself and as agent for a syndicate of other lenders (the "Senior Credit Facility"). At June 30, 1998, the Company had $ 29.9 million outstanding under the line of credit and $9.5 million in outstanding letters of credit to support certain Industrial Development Revenue Bonds and workers compensation commitments.

During the three months ended June 30, 1998, the Company received net proceeds of $36.4 million from the offering of its Series B Notes, after the payment of $0.6 million in issuance costs. The Series B Notes were issued April 1, 1998 and are substantially identical to, and rank pari passu in right of payment with the Series A Notes.

The Company used the net proceeds from the Series B Notes as well as available cash for the acquisition of the Suspension Division and related expenses.

The Company believes its application of the Note proceeds has enhanced its ability to meet its growth and business objectives. However, interest payments on the Notes will represent a significant liquidity requirement for the Company. The Company will be required to make scheduled semi-annual interest payments on the Notes of approximately $8.1 million on June 15 and December 15 each year until their maturity on June 15, 2007 or until the Notes are redeemed.

Capital expenditures were $6.5 million, or 4.7% of net sales for the three months ended June 30, 1998 as compared to $3.6 million or 3.9% of net sales for the three months ended June 30, 1997. The increase of $2.9 million was due primarily to customer programs (the 1999 model year Saturn LS) and press and equipment upgrades. Other capital expenditures included health and safety items and computer and network upgrades.

For fiscal 1999, the Company's capital expenditures are expected to be $34.9 million; consisting of a $14.8 million investment to support new business and increase capacity; $10.5 million for press automation, rebuilds and improvements; $2.0 million in computer system and network upgrades and $7.6 million in other expenditures, including health, safety, environmental, cost reduction and maintenance items.

The Company believes that the operations of the Suspension Division will enhance the Company's ability to develop key suspension components. The Company believes that the acquisition of the Suspension Division will have a positive impact on the Company's results of operations for the fiscal year ending March 31, 1999 and thereafter.

The fluctuation in shareholders' equity for foreign currency adjustments of ($2.3 million) is due to the Company's long-term investment in Canada.
This adjustment reflects the relative weakening of the Canadian dollar, and has no impact on cash flow.

The reduction in shareholders' equity for holdings of marketable securities of ($1.9 million) is due to stock price fluctuation of the Company's strategic investment in a synergistic company.

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

IMPACT OF GENERAL MOTORS STRIKE

During a portion of the three months ended June 30, 1998, substantially all of General Motors vehicle production was shut down due to two local strikes in Flint, Michigan. General Motors is a significant customer of the Company and the prolonged shutdown had an adverse effect on the Company's results of operations for the three months ended June 30, 1998. The Company took all steps necessary to lessen the overall impact. The effect of the strike (now recently ended) on the first quarter financial results was as follows:

                         (Dollars in millions)
                        Sales              $(8.7)
                        Gross Profit        (3.3)
                        Net Income          (2.0)
                        EBITDA              (3.3)

The effects of the General Motors strike are expected to adversely impact the 2nd quarter as well. The Company expects that a portion of the sales lost during the strike will be recovered in the 2nd and 3rd quarters.

YEAR 2000

The Company is continuing to work on resolving any potential impact of the Year 2000 on the processing of information by the Company's information systems. The Company is currently on schedule to meet all assessments, remediation and compliance requirements. The Company is utilizing both internal employees and external contractors for these activities. Having completed the inventory, the Company believes that the Year 2000 remediation and testing activities will not have a material impact on the Company's financial position, results of operations, or cash flows in future periods. Software and hardware upgrades and updates will be expensed, while any major hardware and software replacements will be leased or capitalized/amortized over the useful life of the equipment. Most of these potential hardware upgrades occur regularly as a normal part of business through technology upgrades.

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

The risks and uncertainties that may affect the operations, performance, development and results of operations of the Company include the following:
(1) the original equipment manufacturer ("OEM") supplier industry is highly cyclical and, in large part, impacted by the strength of the economy generally, by prevailing interest rates and by other factors which may have an effect on the level of sales of automotive vehicles; (2) future price reductions, increased quality standards or additional engineering capabilities may be required by the OEMs, which are able to exert considerable pressure on their suppliers; (3) the OEMs may decide to in-source some of the work currently performed by the Company; (4) work stoppages and slowdowns may be experienced by OEMs and their Tier 1 suppliers, as a result of labor disputes;
(5) there may be a significant decrease in sales of vehicles using the Company's products or the loss by the Company of the right to supply any of such products to its major customers; (6)increased competition could arise in the OEM supplier industry; (7) changing federal, state, local and foreign laws, regulations and ordinances relating to environmental matters could affect the Company's operations; and (8) there may be unfavorable currency exchange rates relative to the U.S. dollar, which could impact the Company's operations.

                            PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

Pursuant to a shareholder consent, dated June 15, 1998, in lieu of an annual shareholder meeting, the existing board of directors of the registrant was re-elected in its entirety. The written consents of shareholders holding 251,450 of the registrant's 309,750 shares of common stock outstanding were received and voted in favor of each member of the board.

Item 6. Exhibits and Reports on Form 8-K.

     (a) A list of Exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by reference.

     (b) A report on Form 8-K, dated April 1, 1998, was filed by the registrant on April 16, 1998; such Report contained information under Item 2 (Acquisition or Disposition of Assets) with respect to the acquisition of the Suspension Division of Eaton Corporation (the "Suspension Division"). The
Item 7 financial statements of the Suspension Division and the required pro forma financial information relating to the Suspension Division were filed by amendment on June 15, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 13, 1998                   OXFORD AUTOMOTIVE, INC.


                                          By:  /s/ DONALD C. CAMPION

                                               Donald C. Campion
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting and
                                               Financial Officer)

                                EXHIBIT INDEX



EXHIBIT NO.                        DESCRIPTION


    2.1 Asset Purchase Agreement, dated as of March 13, 1998, between Oxford Automotive, Inc. and Eaton Corporation (previously filed as Exhibit 2.1 to the Registrant's Form 8-K dated April 1, 1998, and incorporated herein by reference)

    27                  Financial Data Schedule