Form 10-Q
period 1998-09-30
OXFORD AUTOMOTIVE INC
filed 1998-11-13
CIK 1040475

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1998

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

                 309,750 shares of the registrant's Common Stock
                    were outstanding as of October 31, 1998.

                          PART I. FINANCIAL INFORMATION

                             Oxford Automotive, Inc.
                      Consolidated Statements of Operations
                (Dollars In Thousands, Except Per Share Amounts)

                                         Three Months         Three Months           Six Months            Six Months
                                            Ended                Ended                 Ended                 Ended
                                         September 30,        September 30,         September 30,         September 30,
                                             1998                 1997                  1998                  1997
                                         (unaudited)          (unaudited)           (unaudited)           (unaudited)

Net sales                             $          118,508  $         93,572     $            258,410     $         185,532
Cost of sales                                    109,296            85,578                  237,559               167,030
                                      ------------------  ----------------     --------------------     -----------------
Gross profit                                       9,212             7,994                   20,851                18,502
Selling, general and
  administrative expenses                          7,007             5,017                   14,806                 7,919
Restructuring provision                            1,176                                      1,176
                                      ------------------  ----------------     --------------------     -----------------
Operating income                                   1,029             2,977                    4,869                10,583

Other income (expense):
      Interest income                                 12              570                       30                    681
      Interest expense                           (4,736)           (3,534)                  (9,167)               (5,443)
      Other income                                    71              231                      394                    268
                                      ------------------  ---------------      -------------------      -----------------
Income before income taxes                       (3,624)              244                   (3,874)                 6,089
Income taxes                                     (1,450)               59                   (1,550)                 2,397
                                      ------------------  ---------------      --------------------     -----------------

Net income (loss)                                (2,174)              185                  (2,324)                  3,692
                                      ------------------  ---------------      -------------------      -----------------
Accrued dividends and accretion on
  redeemable preferred stock                         330              337                      660                    672
                                      ------------------  ---------------      -------------------      -----------------

Net income (loss) applicable to
  common stock                        $          (2,504)  $         (152)      $           (2,984)      $           3,020
                                      ==================  ===============      ===================      =================


Net income (loss)
 per share (basic and diluted)        $           (8.08)  $        (0.49)      $            (9.63)      $            9.75
                                      ==================  ===============      ===================      =================

Weighted average shares
  outstanding                                    309,750          309,750                  309,750                309,750
                                      ==================  ===============      ===================      =================


See accompanying Notes to Consolidated Financial Statements

                          Oxford Automotive, Inc.
                        Consolidated Balance Sheets
             (Dollars In Thousands, Except Per Share Amounts)


                                          September 30,         March 31,
                                              1998                1998
                                           (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                 $   3,421           $ 18,321
  Accounts receivable, trade                   77,326             65,273
  Reimbursable tooling                         15,714             13,315
  Inventory                                    33,983             21,305
  Unexpended bond proceeds                      4,274              4,159
  Deferred income taxes                         4,398              4,399
  Refundable income taxes                       2,388              1,601
  Prepaid expenses and other
   current assets                               6,410              2,803
                                            ---------          ---------

       Total Current Assets                   147,914            131,176

  Property, plant and equipment, net          187,446            163,708
  Marketable securities                         5,780              8,627
  Other noncurrent assets                      34,433             10,116
  Deferred income taxes                         6,801              6,405
                                            ---------          --------

     Total Assets                           $ 382,374          $ 320,032
                                            =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                           $ 47,730           $ 52,214
  Restructuring reserve                         5,309              6,363
  Employee compensation                         9,959              4,808
  Other current liabilities                    15,395             12,242
  Current portion of
   long-term debt                              12,830             10,965
                                            ---------          ---------

     Total Current Liabilities                 91,223             86,592

LONG-TERM LIABILITIES
  Pension liability                             4,894              4,727
  Post retirement medical benefits             40,512             35,992
  Deferred taxes                               14,483             15,332
  Other non current                             4,126              2,596
  Long term debt                              191,401            128,483
                                            ---------          ---------

    Total Liabilities                         346,639            273,722


                          Oxford Automotive, Inc.

                (Dollars In Thousands, Except Per Share Amounts)


                                          September 30,        March 31,
                                              1998               1998
                                          (unaudited)
Redeemable Series A $3.00
 Cumulative preferred stock,
 $100 stated value - 457,541
 shares authorized, 397,539 shares
 issued and outstanding at
 September 30, 1998, and
 March 31, 1998                               40,256              40,192

SHAREHOLDERS' EQUITY
 Common stock                                  1,050               1,050
 Retained earnings                             1,766               4,750
 Accumulated other
   comprehensive income (loss)                (7,337)                318
                                          ----------           ---------

                                              (4,521)              6,118
                                          ----------           ---------
        Total liabilities &
        shareholders' equity              $  382,374           $ 320,032
                                          ==========           =========


See accompanying Notes to Consolidated Financial Statements

                            Oxford Automotive, Inc.

                      Consolidated Statement of Cash Flows
                (Dollars In Thousands, Except Per Share Amounts)



                                             For the Six        For the Six
                                             Months Ended       Months Ended
                                             September 30,      September 30
                                                 1998               1997
                                              (unaudited)        (unaudited)
OPERATING ACTIVITIES
Net Income                                     $ (2,324)            $ 3,692

Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities

 Depreciation and amortization                   13,169               9,012
 Deferred  income taxes                          (1,916)             (2,793)
 Loss on sale of equipment                                               52
Changes in operating assets and
  liabilities affecting cash
 Accounts receivable, trade                      (1,920)              4,215
 Reimbursable tooling                            (3,580)              1,044
 Inventories                                     (1,476)             (1,342)
 Prepaid expenses and other assets               (1,806)             (2,956)
 Accounts payable                                (8,853)             (7,888)
 Restructuring reserve                           (1,053)             (1,250)
 Employee compensation                             (275)              4,042
 Accrued expenses and other liabilities           1,093              (2,533)
 Income taxes payable/refundable                   (787)                312
 Other noncurrent liabilities                       890               1,186
                                             ----------         -----------

Net cash provided by (used in) operating
 activities                                      (8,838)              4,793
                                             ----------         -----------

INVESTING ACTIVITIES
Purchase of business, net of cash acquired      (53,465)            (21,113)
Net purchase of property, plant
 and equipment                                  (15,291)             (5,999)
Proceeds from sale of equipment                                       1,050
Purchases of marketable securities                 (887)
                                             ----------         -----------

Net cash used in investing activities           (69,643)            (26,062)

FINANCING ACTIVITIES
Net proceeds (payments) on borrowings            28,178             (85,606)
Proceeds from borrowing arrangements             37,044             124,814
Debt financing costs                               (647)
Payment of preferred dividends                     (596)               (536)
                                             ----------         -----------

Net cash provided by financing activities        63,979              38,672

                            Oxford Automotive, Inc.

                (Dollars In Thousands, Except Per Share Amounts)




                                             For the Six        For the Six
                                             Months Ended       Months Ended
                                            September 30,       September 30
                                                1998                1997
                                             (unaudited)        (unaudited)
Effect of exchange rate
 changes on cash                                 (398)              (152)
Net increase (decrease) in cash
 and cash equivalents                         (14,900)            17,251
Cash and cash equivalents
 at beginning of period                        18,321              9,671
                                             --------           --------

Cash and cash equivalents
 at end of period                            $  3,421           $ 26,922
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

2.  INVENTORIES

Inventories are comprised of the following:

                                      September 30,              March 31,
                                          1998                     1998

Raw materials                           $ 15,433                 $  6,737
Finished goods and work-in-process        19,642                   15,135
                                        --------                 --------
                                          35,075                   21,872
LIFO and other reserves                   (1,092)                    (567)
                                        --------                 --------
                                        $ 33,983                 $ 21,305
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

The Company filed a Registration Statement on Form S-4 ("Registration Statement") with the Securities and Exchange Commission in order to effect the exchange of the Series B Notes for new Series B Notes, with substantially the same terms as the Series B Notes except with respect to certain transfer restrictions and registration rights. On July 9, 1998, the Registration Statement was declared effective by the Securities and Exchange Commission and the exchange offer was completed on August 13, 1998.

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

5.  STATEMENT OF RETAINED EARNINGS  (In Thousands, Except Per Share Amounts)

                                                           Net
                            Foreign                     Unrealized
                            Currency      Retained    Gain (loss) on
                  Common    Translation    Earnings     Marketable
                  Stock     Adjustment    (Deficit)     Securities        Total
Balances at
 March 31, 1998   $1,050    $  (651)       $4,750       $   969        $  6,118
Net income                                 (2,324)                       (2,324)
Foreign currency
 translation
 adjustments                 (5,249)                                     (5,249)
Accrued dividends
 and accretion
 of redeemable
 preferred stock                             (660)                         (660)
Unrealized loss
 on marketable
 securities                                              (2,406)         (2,406)
                  ------    -------        ------        ------         -------

Balances at
 September 30,
 1998             $1,050    $(5,900)       $1,766       $(1,437)        $(4,521)
                  ======    =======        ======       =======         =======


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



                                      Three Months            Three Months           Six Months           Six Months
                                          Ended                   Ended                 Ended                Ended
                                      September 30,           September 30,         September 30,        September 30,
                                           1998                    1997                  1998                 1997

Net income (loss)                     $     (2,174)          $         185            $   (2,324)          $     3,692
                                      ------------           -------------            ----------           -----------
Other comprehensive
income
(loss), net of tax:
   Foreign currency
       translation
       adjustment                           (2,983)                    (98)               (5,249)                 (152)
   Net unrealized loss on
   marketable securities                      (488)                                       (2,406)
                                      ------------           -------------            ----------           -----------
   Other comprehensive                      (3,471)                    (98)               (7,655)                 (152)
       income (loss)                  ------------           -------------            ----------           -----------

Total comprehensive
       income (loss)                  $     (5,645)          $          87            $   (9,979)          $     3,540
                                      ============           =============            ==========           ===========



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

       Condensed consolidated financial information for the interim periods prior to September 30, 1998 are not presented because the non-guarantors during those periods were inconsequential, individually and in the aggregate, to the consolidated financial statements, and management has determined that they would not be material to investors.

                     Condensed Consolidating Balance Sheets
                               September 30, 1998
                          (Dollar Amount in thousands)
                                   (Unaudited)



                                                        Non-guarantor      Guarantor       Eliminations/
                                          Parent         subsidiary      subsidiaries       adjustments       Consolidated


Assets
Current assets
 Cash and cash
 equivalents                            $   2,056        $       47           $  1,318         $                  $  3,421
Receivables (net)                          11,506             2,305             76,703           (13,188)           77,326
Inventories                                                     905             33,078                              33,983

Refundable taxes                                                                 2,388                               2,388
Reimbursable Tooling                          533                82             15,099                              15,714
Deferred income taxes                          92                                4,306                               4,398
Unexpended bond proceeds                                                         4,274                               4,274

Prepaid expenses and
 other current assets                         657               770              4,983                               6,410
                                        ---------        ----------           --------         ---------          --------
Total current assets                       14,844             4,109            142,149           (13,188)          147,914

Marketable securities                       5,780                                                                    5,780
Other noncurrent assets                     6,167               200             22,766                              29,133
Deferred income                                                                  6,801                               6,801
Property, plant and
 equipment, net                             3,429             4,422            179,595                             187,446
Investment in
 consolidation subsidiaries                80,703                                5,300           (80,703)            5,300
                                        ---------        ----------           --------         ---------          --------
Total assets                              110,923             8,731            356,611           (93,891)          382,374
                                        =========        ==========           ========         =========          ========

LIABILITIES AND
SHAREHOLDERS' EQUITY
 Current Liabilities
 Trade accounts payable                       653             2,743             44,334                              47,730
 Employee compensation                        829               548              8,582                               9,959
 Intercompany accounts                    (83,161)            7,885             75,276                                   0
 Restructuring reserve                                                           5,309                               5,309
 Accrued expenses and
  other current
  liabilities                               3,390              (209)            25,402           (13,188)           15,395
 Current portion
  of borrowings                                                                 12,830                              12,830
                                        ---------        ----------           --------         ---------          --------
  Total current liabilities               (78,289)           10,967            171,733           (13,188)           91,223

Pension liability                              --                --              4,894                --             4,894
Post retirement                         $       0        $        0           $ 40,512                            $ 40,512
Medical benefits
liability
Deferred income taxes                         279              (576)            14,780                              14,483
Other non-current
liabilities                                     0                26              4,100                               4,126
Long-term borrowings
less current portion                      188,996                 0              2,405                             191,401
                                        ---------        ----------       ------------         ---------          --------
Total liabilities                         110,986            10,417            238,424           (13,188)          346,639
Redeemable preferred
stock                                           0                 0             40,256                              40,256
Shareholder's equity
common stock                                1,050                 0             80,703           (80,703)            1,050
Accumulated other
  Comprehensive                                 0              (185)            (5,715)                             (5,900)
Income (loss)                              (1,437)                0                  0                              (1,437)
Retained earnings                             324            (1,501)             2,943                               1,766
                                        ---------        ----------       ------------         ---------          --------
Total liabilities and
shareholders equity                      $110.923            $8,731           $356,611          $(93,891)         $382,374
                                        =========        ==========       ============         =========          ========

                Condensed Consolidating Statement of Operations
                 For the Three Months ended September 30, 1998
                         (Dollar Amounts in thousands)
                                  (Unaudited)


                                             Non-guarantor         Guarantor     Eliminations
                                Parent        Subsidiary         Subsidiaries     Adjustments      Consolidated

Sales                     $              $         2,319        $    116,189    $                  $   118,508
Cost of sales                                      2,420             106,876                           109,296
                          ------------   ---------------        ------------    -------------      -----------
 Gross profit                                       (101)              9,313                             9,212
Selling, general and
  administrative
  expenses                      (1,104)                                8,111                             7,007
Restructuring provision                                                1,176                             1,176
                          ------------   ---------------        ------------    -------------      -----------
Operating income                 1,104              (101)                 26                             1,029
 Other income
(expense)                          257               (78)               (108)                               71
 Interest income                                                          12                                12
 Interest expense                    0                (1)             (4,735)                           (4,736)
                          ------------   ---------------        ------------    -------------      -----------
Income before income
  taxes                          1,361              (180)             (4,805)                           (3,624)

Income taxes                       544               (72)             (1,922)                           (1,450)
Income before equity      ------------   ---------------        ------------    -------------      -----------
  in income of
  consolidated
  subsidiaries                     817              (108)             (2,883)                           (2,174)

Equity in income of
consolidated
subsidiaries                    (2,991)                                                 2,991
                          ------------   ---------------        ------------    -------------      -----------

Net income                $     (2,174)  $          (108)       $     (2,883)   $       2,991      $    (2,174)
                          ============   ===============        ============    =============      ===========

                Condensed Consolidating Statement of Operations
                  For the Six Months ended September 30, 1998
                         (Dollar Amounts in thousands)
                                  (Unaudited)

                                         Non-guarantor        Guarantor     Eliminations
                               Parent     Subsidiary        Subsidiaries     Adjustments     Consolidated

Sales                     $              $       2,650    $     255,760    $                 $    258,410
Cost of sales                                    3,175          234,384                           237,559
                                         --------------   -------------                      ------------
 Gross profit                                     (525)          21,376                            20,851
Selling, general and
 administrative
 expenses                      (1,286)                           16,092                            14,806
Restructuring provision                                           1,176                             1,176
                          ------------   -------------    -------------    -------------     ------------
Operating income                1,286             (525)           4,108                             4,869
 Other income
  (expense)                       257              (69)             206                               394
 Interest income                                                     30                                30
 Interest expense                                   (1)          (9,166)                           (9,167)
                          -----------   --------------   --------------    -------------     ------------
Income before income
 taxes                          1,543             (595)          (4,822)                           (3,874)

Income taxes                      617             (213)          (1,954)                           (1,550)
Income before equity      -----------   --------------   --------------    -------------     ------------
 in income of
 consolidated
 subsidiaries                     926             (382)          (2,868)                           (2,324)

Equity in income of
consolidated
subsidiaries                   (3,250)                                             3,250
                          ------------   -------------    -------------    -------------     ------------

Net income                $    (2,324)   $        (382)   $      (2,868)   $       3,250     $     (2,324)
                          ===========    =============    =============    =============     ============

                 Condensed Consolidating Statement of Cash Flows
                   For the Six Months Ended September 30, 1998
                          (Dollar Amounts in thousands)
                                   (Unaudited)

                                             Non-guarantor     Guarantor
                                  Parent      subsidiary      subsidiaries   Consolidated
Net cash provided by (used in)
  operating activities           $(18,756)      $1,018           $ 8,900       $ (8,838)
                                 --------      -------           -------       --------
Investing activities
Purchase of businesses,
 net of cash acquired             (53,465)                                      (53,465)
Purchase of property,
 plant and equipment               (1,434)       $(961)          (12,896)       (15,291)
Purchase of Marketable
 Securities                          (887)                                         (887)
                                 --------      -------           -------       --------

 Net cash used in
  investing activities            (55,786)        (961)          (12,896)       (69,643)
Financing activities
Net proceeds (payments)
 on borrowings                     27,124                          1,054         28,178
Principal repayments
 on borrowing
 arrangements                      37,044                                        37,044
Payment of preferred dividends       (596)                                         (596)
Debt financing costs                 (647)                                         (647)
                               ----------      -------           -------       --------
Net cash provided by
Financing activities               62,925                          1,054         63,979
Effect of foreign
 currency rate
 fluctuation on cash                              (332)              (66)          (398)
Net (decrease) in cash            (11,617)        (275)           (3,008)       (14,900)
Cash at beginning
  of period                        13,673          322             4,326         18,321
                               ----------      -------           -------       --------
Cash at end
  of period                    $    2,056      $    47           $ 1,318       $  3,421
                               ==========      =======           =======       ========




8.  RECLASSIFICATION

Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Three and six months ended September 30, 1998
              versus three and six months ended September 30, 1997

Results of Operations

The three and six months ended September 30, 1998 statements of operations for Oxford Automotive, Inc.(the "Company") include the results of operations for all subsidiaries, including its principal operating subsidiaries, BMG North America Limited, Lobdell Emery Corporation ("Lobdell"), Howell Industries, Inc. ("Howell"), RPI Holdings, Inc. ("RPIH"), and Oxford Suspension, Inc. and Oxford Suspension Ltd. (collectively the "Suspension Division"). Lobdell was acquired on January 10, 1997, Howell was acquired August 13, 1997, RPIH was acquired on November 25, 1997, and the Suspension Division was acquired on April 1, 1998. Each was accounted for using the purchase method of accounting. Therefore, the three and six month statements of operations for the period ended September 30, 1997 include only a portion of the operating results of Howell and do not include the operating results of RPIH or the Suspension Division.

The following table sets forth, for the periods indicated, certain accounts from the Company's statements of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

(Dollars in millions)

                   Three Months    Three Months      Six Months      Six Months
                       Ended           Ended            Ended           Ended
                  Sept. 30, 1998  Sept. 30, 1997   Sept. 30, 1998   Sept. 30, 1997


Net Sales         $118.5  100.0%  $93.6  100.0%    $258.4  100.0%    $185.5  100.0%

Gross Profit         9.2    7.8%    8.0    8.6%      20.9    8.1%      18.5   10.0%

Selling,
 general and
 administrative      7.0    5.9%    5.0    5.3%      14.8    5.7%       7.9    4.3%

Operating
 Income              1.0    0.8%    3.0    3.2%       4.9    1.9%      10.6    5.7%

Net Interest
 Expense             4.7    4.0%    3.0    3.2%       9.1    3.5%       4.8    2.6%

Net income (loss)   (2.2)  (1.9)%   0.2    0.2%      (2.3)  (0.9)%      3.7    2.0%

Memo: EBITDA         7.7    6.5%    7.9    8.4%      18.4    7.1 %     19.9   10.8%



NET SALES -- Net sales for the three months ended September 30, 1998 were $118.5 million. This represents an increase of $24.9 million as compared to net sales for the three months ended September 30, 1997 of $93.6 million. The overall increase is primarily the result of the acquisitions made since the prior year ($39.8 million). This increase was offset by the impact during the quarter of the recently ended General Motors strike ($9.6 million), reduced volumes related to model changeover (Ford - Windstar, CAMI J2), certain passenger car platforms and the impact of discontinued models.

For the year to date period, net sales were $258.4 million, an increase of $72.9 million as compared to $185.5 million for the same period last year. Again, the overall increase is primarily the result of the acquisitions made since the prior year ($102.0 million) offset by the year to date impact of the GM strike ($18.3 million) and similar factors as described above.

GROSS PROFIT -- For the three months ended September 30, 1998, gross profit increased to $9.2 million or 7.8% of net sales as compared to $8.0 million or 8.6% of net sales for the prior year. The gross profit increase is related to the incremental sales resulting from the acquisitions, offset primarily by the impact of the General Motors strike ($3.2 million) and the costs associated with product launches during the quarter. The decrease in gross margin percentage is a result of the loss of sales during the General Motors strike, the inclusion of the Suspension Division operations at lower than average margins and the pre-launch expenses incurred during the period (Saturn LS, Windstar and CAMI J2 launches). During the quarter, the Company completed the closure of its Delhi, Ontario facility and moved the production to the Company's Cambridge, Ontario facility. A charge of $1.2 million was recorded during the quarter for employment related closure costs.

For the year to date period, gross profit was $20.9 million, an increase of $2.4 million as compared to $18.5 million for the same period last year. As explained above, the increase is primarily a result of profit on incremental sales resulting from acquisitions, offset by the impact of the General Motors strike.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- For the three month period ended September 30, 1998, SG&A expenses increased to $7.0 million or 5.9% of net sales as compared to $5.0 million or 5.3% of net sales for the prior year. The increase in both percentage of sales and expenditure levels is primarily due to the support of current program launches ( CAMI, Saturn and Ford) as well as the resources necessary to support the major newly awarded programs for General Motors (closure panels and rear underbody components for a new platform to be assembled solely in Mexico and chassis components for the North American production of a global platform). The Company intends to invest in the necessary resources to support customer engineering requirements and global program management needs.

For the year to date period, SG&A expenses increased to $14.8 million or 5.7% of net sales as compared to $7.9 million or 4.3% of net sales for the prior year. As explained above, the increases are primarily related to program awards and customer support initiatives.

OPERATING INCOME - For the three months ended September 30, 1998,operating income decreased to $1.0 million or 0.8% of net sales as compared to $3.0 million or 3.2% of net sales for the prior year. For the year to date period, operating income was $4.9 million, a decrease of $5.7 million as compared to $10.6 million for the same period last year. The decrease for both periods is primarily a result of the impact of the General Motors strike and other factors as explained above.

INTEREST EXPENSE For the three months ended September 30, 1998, net interest expense was $4.7 million, an increase of $1.7 million, as compared to $3.0 million for the same period last year. The increase in expense was due primarily to the issuance of $35.0 million of 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Series B Notes") on April 1, 1998. The Series B Notes represent incremental borrowings issued at an effective interest rate of approximately 9.25%. The balance of the increase can be attributed to the impact of the GM strike on operating cash flow and the interim financing of customer tooling for current program launches.

For the year to date period, net interest expense was $9.1 million, an increase of $4.3 million as compared to $4.8 million for the same period last year. The overall increase in expense was due primarily to the issuance of the $125.0 million of 10 1/8% Senior Subordinated Notes due 2007 (the "Series A Notes") on June 24, 1997, in addition to the Series B Notes as explained above. The Series B Notes together with the Series A Notes are collectively referred to as the "Notes"). The Notes represent both incremental borrowing as well as an increased interest rate as compared to outstanding debt of the prior period. The Series A Notes were issued at an effective rate of 10.125%. As explained above, the cash flow impact of the strike, also contributed to higher than expected borrowing levels during the period.

NET INCOME For the three month period ended September 30, 1998, the Company reported a net loss of $2.2 million, a decrease of $2.4 million as compared to a prior year net income of $0.2 million. The decline in earnings was primarily a result of increased interest expense ($.7 million) and the impact of the General Motors strike ($2.0 million).

For the year to date period, the Company reported a Net loss of $2.3 million, a decrease of $6.0 million as compared to the prior year. As explained above, the decrease relates primarily to increased interest expense ($2.2 million) and the impact of the General Motors strike ($4.0 million).


EBITDA Earnings Before Interest, Taxes and Depreciation and Amortization (EBITDA) for the three month period ended September 30, 1998 was $7.7 million, a decrease of $0.2 million as compared to $7.9 million for the same period last year. For the year to date period, EBITDA was $18.4 million as compared to $19.9 million for the same period last year. In both periods, the decrease is primarily a result of the General Motors strike ($3.2 million and $6.5 million for the three and six month periods ending September 30 respectively), offset by the incremental EBITDA for businesses acquired and productivity improvements implemented during the period.



LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net income adjusted for non-cash charges (depreciation and amortization and deferred taxes generated approximately $8.9 million of cash for the six months ended September 30, 1998. Cash decreased during the period based on an overall increase in accounts receivable, inventories, reimbursable tooling and other assets ($8.8 million). In addition, cash decreased $8.9 million related to an overall decrease in accounts payable. The decrease in accounts payable was related to progress payments for customer tooling and capital previously accrued at year end. During the first quarter ended June 30, 1998, the Company used approximately $59.6 million for investing activities, including the acquisitions of the Suspension Division ($53.5 million). These investing activities were supported substantially by the issuance of the Series B Notes as described below and line of credit borrowings.

The Company currently has approximately $66.0 million available under its credit facility with NBD Bank on behalf of itself and as agent for a syndicate of other lenders (the "Senior Credit Facility"). At September 30, 1998, the Company had $31.3 million outstanding under the line of credit and $9.4 million in outstanding letters of credit to support certain Industrial Development Revenue Bonds and workers compensation commitments.

During the three months ended June 30, 1998, the Company received net proceeds of $37.6 million from the offering of its Series B Notes, after the inclusion of approximately $2.0 million in premium and accrued interest of approximately $1.0 million paid by the initial purchaser of the Series B Notes and after the payment of $0.4 million in issuance costs. The Series B Notes were issued April 1, 1998 and are substantially identical to, and rank pari passu in right of payment with the Series A Notes.

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

Capital expenditures were $15.3 million, or 5.9% of net sales for the six months ended September 30, 1998 as compared to $6.0 million or 3.2% of net sales for the six months ended September 30, 1997. The increase of $9.3 million was due primarily to customer programs (the 1999 model year Saturn LS) and press equipment and automation upgrades. Other capital expenditures included health and safety items and computer and network upgrades.

For fiscal 1999, the Company's capital expenditures are expected to be $34.9 million, consisting of a $14.0 million investment to support new business and increase capacity; $11.0 million for press automation, rebuilds and productivity improvements; $2.5 million in computer system and network upgrades and $7.4 million in other expenditures, including health, safety, environmental, cost reduction and maintenance items.

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


RAMOS ARIZPE - MEXICO FACILITY

The Company is currently in the process of having a new facility built in Ramos Arizpe, Mexico. The Approximately 320,000 sq. ft. facility will support the General Motors GMT 250/257 program ( SUV/ Hybrid vehicle) slated to begin production in April 2000. The GMT 250/257 program is expected to generate approximately $85.0 million of sales when in full production. The Company was awarded substantially all closure panels and rear underbody components for the program. Plant rationalization has allowed for the transfer of equipment already owned to the facility as well as up to $30.0 million in additional new equipment. The award of the program is in line with the expected growth of the Company into Mexico and is seen as key to the Company's future success in that country.

SUSPENSION DIVISION

The Company believes that the operations of the Suspension Division will enhance the Company's ability to develop key suspension components. The Company believes that the acquisition of the Suspension Division will have a positive impact on the Company's results of operations for the fiscal year ending March 31, 1999 and thereafter.

SHAREHOLDERS' EQUITY

For the six months ended September 30, 1998, the fluctuation in shareholders' equity for foreign currency adjustments of ($5.2 million) is due to the Company's long-term investment in Canada. This adjustment reflects the relative weakening of the Canadian dollar, and has no impact on cash flow.

For the six months ended September 30, 1998, the reduction in shareholders' equity for holdings of marketable securities of ($2.4 million) is due to stock price fluctuation of the Company's strategic investment in a synergistic company.


IMPACT OF GENERAL MOTORS STRIKE

During a portion of the six months ended September 30, 1998, substantially all of General Motors vehicle production was shut down due to two local strikes in Flint, Michigan. General Motors is a significant customer of the Company and the prolonged shutdown had an adverse effect on the Company's results of operations for the three and six month periods ended September 30, 1998. The Company took all steps necessary to lessen the overall impact. The effect of the strike on these periods was as follows:



                                            Three Months        Six Months
                                                Ended              Ended
                                           Sept. 30, 1998     Sept. 30, 1998
                  (Dollars in millions)
                  Sales                      $(9.6)               $(18.3)
                  Gross Profit                (3.2)                 (6.5)
                  Net Income                  (1.9)                 (3.9)
                  EBITDA                      (3.2)                 (6.5)


The Company expects that a portion of the sales lost during the strike will continue to be made up in the third quarter.

YEAR 2000

The Company is aware of the potential impacts of the millennium change on business. In response, it has created a Year 2000 project team to perform inventory, remediation, and testing of possibly affected systems. The Year 2000 project team is coordinated at the corporate level with support from senior management. Key individuals at the facility level are executing the Year 2000 plans. The Company has also employed some external Year 2000 contractors to assist with compliance in some areas. The Company is following the Year 2000 guidelines set forth by the Automotive Industry Action Group (AIAG) and is reporting Year 2000 status quarterly to the AIAG.

The Company has broken the Year 2000 program into the following assessment areas: business computer systems, desktop computing, network infrastructure, voice systems, shop floor systems, non-information technology items, and suppliers/business partners. As it relates to the AIAG areas for evaluation, the Company does not have dedicated product-testing facilities nor do its products contain any computer chips. The Company has targeted Year 2000 remediation completion for December 31, 1998. In addition, it has targeted Year 2000 testing to be completed by March 31, 1999. Year 2000 compliance testing will continue throughout 1999 to ensure that regression does not occur.

A thorough assessment of all manufacturing, administrative and management software has been completed by the Company. Efforts are underway which will upgrade certain software modules and/or code to comply with AIAG Year 2000 guidelines and timing. At the same time, the implementation of new software is taking place where compliance through upgrade could not be achieved in either a timely or cost effective manner. The Company is on target and expects to achieve Year 2000 compliance for all of its software by December 31, 1998. Further, the Company will move to a common software system early in 1999, as it continues the implementation effort across all facilities.

The Company is assessing the Year 2000 readiness of its external suppliers, business partners, and service providers to ensure that business associations will not be negatively impacted by the Year 2000 date. Alternate sourcing and contingency planning will be used in situations that threaten the

Companies' ability to deliver products or conduct business. Since these other companies are in various stages of Year 2000 readiness, the Company will be monitoring their progress throughout 1999, assessing associated risks, and taking a course of action to ensure business continuity.

In addition to the efforts of internal staff, external resources are being used to complete the project. The cost of external resources for 1998 will total $279,000 and the total capital spending planned for 1998 will be $1,386,000, of which approximately $400,000 relates to software projects. The only external spending for the Year 2000 project expected in 1999 will come from any remediation activities derived from Year 2000 testing.


FORWARD-LOOKING STATEMENTS

This report contains statements relating to such matters as anticipated financial performance, business prospects, Year 2000 issues and other matters that may be construed as forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company may from time to time publish or communicate other statements that could also be construed to be forward-looking statements. These statements are or will be based on the Company's estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below, that could cause actual results to differ materially from those included in the forward-looking statements.

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

     (b) No reports on Form 8-K were filed by the registrant during the three months ended September 30, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 1998                 OXFORD AUTOMOTIVE, INC.


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