Form 10-Q
period 1998-12-31
OXFORD AUTOMOTIVE INC
filed 1999-02-16
CIK 1040475

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 1998

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

                 309,750 shares of the registrant's Common Stock
                    were outstanding as of January 31, 1999.

                          PART I. FINANCIAL INFORMATION
                             Oxford Automotive, Inc.
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                               Three Months      Three Months      Nine Months       Nine Months
                                  Ended             Ended             Ended             Ended
                               December 31,      December 31,      December 31,      December 31,
                                   1998              1997              1998              1997
                               (unaudited)       (unaudited)       (unaudited)       (unaudited)

Net sales                      $ 149,734         $ 109,998         $ 408,144         $ 295,530
Cost of sales                    135,053           100,150           372,612           267,180
                               ---------         ---------         ---------         ---------
Gross profit                      14,681             9,848            35,532            28,350
Selling, general and
administrative expenses            7,429             5,668            22,235            13,587
Restructuring Provision                -                 -             1,176                 -
                               ---------         ---------         ---------         ---------

Operating income                   7,252             4,180            12,121            14,763

Other income (expense):
Interest income                      121               335               194             1,016
Interest expense                  (5,239)           (3,494)          (14,449)           (8,937)
Other income (expense)               555               263               949              531
                               ---------         ---------         ---------         ---------
Income before
income taxes                       2,689             1,284            (1,185)            7,373
Income taxes                       1,075               552              (475)            2,949
                               ---------         ---------         ---------         ---------

Net income (loss)              $   1,614         $     732         $    (710)        $   4,424

Accrued dividends and
accretion on
redeemable
preferred stock                      330               330               990             1,002
                               ---------         ---------         ---------         ---------

Net income (loss)
applicable to
 common stock                  $   1,284         $     402         $  (1,700)        $   3,422
                               =========         =========         =========         =========

Net income (loss)
Per share
 (basic and diluted)           $    4.15         $    1.30         $   (5.49)        $   11.05
                               =========         =========         =========         =========

Weighted average shares
outstanding                      309,750           309,750           309,750           309,750
                               =========         =========         =========         =========



See accompanying Notes to Consolidated Financial Statements.

                             Oxford Automotive, Inc.
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                         December 31,      March 31,
                                            1998            1998
                                         (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $    318        $ 18,321
Accounts receivable, trade                  86,336          65,273
Reimbursable tooling                        40,237          13,315
Inventory                                   33,911          21,305
Unexpended bond proceeds                         6           4,159
Deferred income taxes                        4,399           4,399
Refundable income taxes                          0           1,601
Prepaid expenses and other
current assets                               3,630           2,803
                                          --------        --------

Total Current Assets                       168,837         131,176

Property, plant and equipment, net         191,446         163,708
Marketable securities                        8,092           8,627
Other noncurrent assets                     36,269          10,116
Deferred income taxes                        7,918           6,405
                                          --------        --------

Total Assets                              $412,562        $320,032
                                          ========        ========

LIABILITIES SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                          $ 54,428        $ 52,214
Restructuring reserve                        3,019           6,363
Employee compensation                       10,918           4,808
Other current liabilities                   10,000          12,242
Current portion of long-term debt            3,411          10,965
                                          --------        --------

Total Current Liabilities                   81,776          86,592

LONG TERM LIABILITIES
Pension liability                            5,470           4,727
Post retirement medical benefits            41,427          35,992
Deferred taxes                              13,962          15,332
Other non current                            3,870           2,596
Long term debt                             227,549         128,483
                                          --------        --------

Total Liabilities                         $374,054        $273,722

                             Oxford Automotive, Inc.
                     Consolidated Balance Sheets (continued)
                (Dollars in thousands, except per share amounts)

                                     December 31,       March 31,
                                        1998              1998
                                     (unaudited)
Redeemable Series A $3.00
 Cumulative preferred stock,
 $100 stated value - 457,541
 shares authorized, 397,539 shares
 issued and outstanding at
 December 31, 1998, and
 March 31, 1998                      $  40,586         $  40,192

SHAREHOLDERS' EQUITY
 Common stock                            1,050             1,050
 Retained earnings                       3,050             4,750
 Accumulated other
  comprehensive income (loss)           (6,178)              318
                                     ---------         ---------

                                        (2,078)            6,118
                                     ---------         ---------

Total Liabilities &
Shareholders' Equity                 $ 412,562         $ 320,032
                                     =========         =========



See accompanying Notes to Consolidated Financial Statements.

                             Oxford Automotive, Inc.
                      Consolidated Statement of Cash Flows
                (Dollars in thousands, except per share amounts)

                                                  Nine Months       Nine Months
                                                     Ended             Ended
                                                  December 31,      December 31,
                                                      1998              1997
                                                  (unaudited)       (unaudited)
OPERATING ACTIVITIES
Net income                                        $    (710)        $   4,424

Adjustments to reconcile net income
to net cash provided by (used in)
operating activities

Depreciation and amortization                        19,552            14,580
Deferred income taxes                                (2,968)           (3,759)
Loss on sale of equipment                                                  52
Provision for post retirement medical                 1,942             1,769
Changes in operating assets and
liabilities affecting cash
Accounts receivable, trade                          (11,162)            9,435
Reimbursable tooling                                (27,237)             (909)
Inventories                                          (1,853)            2,832
Prepaid expenses and other assets                     3,396            (2,334)
Accounts payable                                     (3,772)           (7,948)
Restructuring reserve                                (3,272)           (1,392)
Accrued expenses and other liabilities                1,448            (1,143)
Other noncurrent liabilities                         (6,531)             (364)
                                                  ---------         ---------

Net cash provided by (used in) operating
activities                                          (31,167)           15,243
                                                  ---------         ---------

INVESTING ACTIVITIES
Purchase of business, net of cash acquired          (53,886)          (24,145)
Net purchase of property, plant
and equipment                                       (20,369)          (11,418)
Proceeds from sale of equipment                           0             1,050
Purchases of marketable
securities                                             (892)                0
                                                  ---------         ---------

Net cash used in investing activities               (75,147)          (34,513)
                                                  ---------         ---------
FINANCING ACTIVITIES
Net proceeds (payments) on borrowings                13,541           (92,245)
Proceeds from borrowing arrangements                 78,544           124,814
Debt financing costs                                 (2,621)
Payment of preferred dividends                         (596)             (597)
                                                  ---------         ---------

Net cash provided by financing activities            88,868            31,972
                                                  ---------         ---------

                            Oxford Automotive, Inc.
                 Consolidated Statement of Cash Flows (continued)
                (Dollars in thousands, except per share amounts)

                                      Nine Months      Nine Months
                                          Ended            Ended
                                      December 31,     December 31,
                                          1998             1997
                                      (unaudited)      (unaudited)
Effect of exchange rate
changes on cash                            (557)          (2,818)
Net increase (decrease) in cash
and cash equivalents                    (18,003)           9,884
Cash and cash equivalents
at beginning of period                   18,321            9,671
                                       --------         --------

Cash and cash equivalents
at end of period                       $    318         $ 19,555
                                       ========         ========


See accompanying Notes to Consolidated Financial Statements.

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

2.       INVENTORIES
         (Dollars in thousands)

                                         December 31,      March 31,
                                             1998            1998

Raw materials                              $ 13,252        $  6,737
Finished goods and work-in-progress          21,378          15,135
                                           --------        --------
                                             34,630          21,872
LIFO and other reserves                        (719)           (567)
                                           --------        --------
                                           $ 33,911        $ 21,305
                                           ========        ========




The Company does not separately identify finished goods from work-in-process.


3.   SENIOR SUBORDINATED NOTES

On April 1, 1998 the Company issued $35.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Series B Notes"). On December 8, 1998, the Company issued $40.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007, Series C (the "Series C Notes"). The Series B Notes and Series C Notes are substantially identical to and rank pari passu in right of payment with the $125.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007 issued by the Company on June 24, 1997 (the "Series A Notes"). The Series A Notes, the Series B Notes and the Series C Notes are collectively referred to as the "Notes". The Notes pay interest semi-annually on June 15 and December 15. The Notes provide for certain covenants, including limitations on: indebtedness, restricted payments, distributions, sale of assets, affiliate transactions and merger and consolidation. The Company has optional redemption rights beginning June 15, 2002.


The Notes are limited to $250.0 million aggregate principal amount. The net proceeds to the Company from the sale of the Series B Notes were approximately $37.6 million (after the inclusion of approximately $2.0 million in premium and accrued interest of approximately $1.0 million paid by the initial purchaser of the Series B Notes and the deduction of estimated expenses of approximately $0.4 million). The Company used all of the net proceeds in connection with the acquisition of the Suspension Division of Eaton Corporation (the "Suspension Division"). See Note 4.

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

The net proceeds to the Company from the sale of Series C Notes were approximately $40.8 million (after inclusion of approximately $1.5 million in premium and the deduction of expenses of approximately $0.7 million). The Company used the net proceeds to repay borrowings under the Company's Senior Credit Facility and for working capital and other general corporate purposes.

4.  ACQUISITION

On April 1, 1998, the Company purchased the assets of the Suspension Division of Eaton Corporation (the "Suspension Division") for cash of approximately $53.9 million, including the investment in the Metalcar joint venture. The acquisition was financed through the proceeds of the Notes described in Note 3, including the issuance of the Series B Notes and cash on hand. The acquisition was recorded in accordance with the purchase method of accounting. Accordingly, results of operations are included only for the periods subsequent to acquisition. The purchase price plus direct cost of the acquisition will be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The unaudited financial statements reflect the preliminary allocation of purchase price, as the allocation has not been finalized.

5.  STATEMENT OF RETAINED EARNINGS
    (Dollars in thousands, except per share amounts)


                                                Foreign                      Net Unrealized
                                                Currency       Retained      gain/(loss) on
                                Common         Translation     Earnings        Marketable
                                Stock           Adjustment     (Deficit)       Securities      Total

Balances at
March 31, 1998                 $ 1,050           ($651)        $ 4,750        $   969         $ 6,118
Net Income                                                        (710)                          (710)
Foreign Currency
translation adjustments                         (5,481)                                        (5,481)
Accrued dividends and
accretion of redeemable
preferred stock                                                   (990)                          (990)
Unrealized loss on
marketable securities                                                          (1,015)         (1,015)
                               -------         -------         -------        -------         -------

Balances at
December 31, 1998              $ 1,050         $(6,132)        $ 3,050          $(46)         ($2,078)
                               -------         -------         -------        -------         -------


6. Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires the presentation of "comprehensive income" in a separate financial statement. Comprehensive income includes net income or loss and "other comprehensive income," which comprises such items as foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. SFAS 130 does not change the accounting for these items; rather, it promulgates the presentation of comprehensive income, which was not previously presented. The Company's total comprehensive income was as follows:

(Dollars in thousands)
                                            Three Months       Three Months         Nine Months       Nine Months
                                               Ended              Ended                Ended             Ended
                                            December 31,       December 31,        December 31,       December 31,
                                                1998               1997                1998               1997

Net income (loss)                           $  1,614           $    732            $   (710)          $  4,424
                                            ------------       ------------        ------------       ------------

Other comprehensive income
(loss), net of tax:
Foreign currency
translation adjustment                          (232)            (2,666)             (5,481)            (2,818)
Net unrealized loss on
marketable securities                          1,391                                 (1,015)
                                            ------------       ------------        ------------       ------------
Other comprehensive
income (loss)                                  1,159             (2,666)             (6,496)            (2,818)
                                            ------------       ------------        ------------       ------------

Total comprehensive
income (loss)                               $  2,773           $ (1,934)           $ (7,206)          $  1,606
                                            ============       ============        ============       ============



7.  CONDENSED CONSOLIDATING INFORMATION

    The Notes are guaranteed by certain of the Company's wholly-owned subsidiaries, including BMG Holdings Inc., Howell Industries, Inc., Lobdell Emery Corporation, Oxford Suspension, Inc., Oxford Suspension Ltd., and RPI Holdings, Inc. (the "Guarantor Subsidiaries"). As of December 31, 1998 the Notes were not guaranteed by the Company's other consolidated subsidiary, Oxford Automotriz de Mexico S.A. de C.V. (the "Non-guarantor Subsidiary").

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

Condensed consolidated financial information for the interim periods prior to December 31, 1998 are not presented because the non-guarantors during those periods were inconsequential, individually and in the aggregate, to the consolidated financial statements, and management has determined that they would not be material to investors

                     Condensed Consolidating Balance Sheets
                                December 31, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                   Non-guarantor      Guarantor       Eliminations/
                                   Parent           subsidiary       subsidiaries      adjustments     Consolidated
ASSETS
Current assets
Cash and cash
equivalents                      $      44         $      71         $     203                          $     318
Receivables (net)                   (1,553)           (8,192)          112,300          (16,219)           86,336
Inventories                                            1,352            32,559                             33,911

Reimbursable Tooling                 1,400                83            38,754                             40,237
Deferred income taxes                   92                               4,307                              4,399
Unexpended bond
proceeds                                                                     6                                  6

Prepaid expenses and
other current assets                   632               510             2,488                              3,630
                                 ---------         ---------         ---------        ---------         ---------
Total Current Assets             $     615         ($  6,176)        $ 190,617        ($ 16,219)        $ 168,837

Marketable securities            $   8,092         $                 $                                  $   8,092
Other noncurrent assets              7,671             5,212            23,386                             36,269
Deferred income taxes                                                    7,918                              7,918
Property, plant and
equipment, net                       3,839             5,550           182,057                            191,446
Investment in
consolidation
subsidiaries                        44,033                                              (44,033)
                                 ---------         ---------         ---------        ---------         ---------
Total Assets                     $  64,250         $   4,586         $ 403,978        ($ 60,252)        $ 412,562
                                 =========         =========         =========        =========         =========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable           $     862         $   7,156         $  46,410                          $  54,428
Employee compensation                1,115               167             9,636                             10,918
Intercompany accounts                                                   16,219          (16,219)
Restructuring reserve                    8                               3,011                              3,019
Accrued expenses and
other current
liabilities                         (2,342)                             12,342                             10,000
Current portion
of borrowings                                                            3,411                              3,411
                                 ---------         ---------         ---------        ---------         ---------
Total Current Liabilities            ($357)        $   7,323         $  91,029         ($16,219)        $  81,776

                              December 31, 1998
                           (Dollars in thousands)
                                (Unaudited)

                                               Non-guarantor       Guarantor       Eliminations/
                                Parent         subsidiary        subsidiaries       adjustments     Consolidated

Pension liability             $      35         $                 $   5,435                           $   5,470
Post retirement
  Medical benefits
  liability                                                          41,427                              41,427
Deferred income taxes               279              (956)           14,639                              13,962
Other non-current
  liabilities                  (147,791)                            151,661                               3,870
Long-term borrowings
  less current portion          208,030                              19,519                             227,549
                              ---------         ---------         ---------         ---------         ---------
Total liabilities             $  60,196         $   6,367         $ 323,710         ($ 16,219)        $ 374,054
Redeemable preferred
  stock                       $                 $                 $  40,586                           $  40,586
Shareholder's equity
  common stock                    1,050                              41,371           (41,371)            1,050
Accumulated other
  comprehensive
  income (loss)                     (46)              (92)           (6,040)                             (6,178)
Retained earnings                 3,050            (1,689)            4,351            (2,662)            3,050
                              ---------         ---------         ---------         ---------         ---------

                                  4,054            (1,781)           39,682           (44,033)           (2,078)
                              ---------         ---------         ---------         ---------         ---------
Total Liabilities &
Shareholder's Equity          $  64,250         $   4,586         $ 403,978          ($60,252)        $ 412,562
                              =========         =========         =========         =========         =========

               Condensed Consolidating Statement of Operations
                 For the Three Months ended December 31, 1998
                            (Dollars in thousands)
                                 (Unaudited)

                                             Non-guarantor      Guarantor    Eliminations/
                                    Parent    Subsidiary      Subsidiaries    adjustments           Consolidated

Sales                               $                4,449         145,285                          $    149,734
Cost of sales                                        4,850         130,203                               135,053
                                    ------   -------------    ------------   -------------          ------------
  Gross profit                                        (401)         15,082                                14,681

Selling, general and
  administrative
  expenses                            (571)              9           7,991                                 7,429
                                    ------   -------------    ------------   -------------          ------------
Operating income                       571            (410)          7,091                                 7,252

  Interest income                    3,570                             161          (3,610)                  121
  Interest expense                  (4,859)              1          (3,991)          3,610                (5,239)

  Other income
  (expense)                             82              55             418                                   555
                                    ------   -------------    ------------   -------------          ------------
Income before
  income taxes                        (636)           (354)          3,679                                 2,689
Income taxes                          (254)           (142)          1,471                                 1,075
                                    ------   -------------    ------------   -------------          ------------
Income before equity
  in income of
  consolidated
  subsidiaries                        (382)           (212)         2,208                                  1,614

Equity in income of
consolidated
subsidiaries                         1,996                                          (1,996)
                                    ------   -------------    ------------   -------------          ------------

Net income                          $1,614         $  (212)        $ 2,208         $(1,996)         $      1,614
                                    ======   =============    ============   =============          ============

                 Condensed Consolidating Statement of Operations
                   For the Nine Months ended December 31, 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                     Non-guarantor         Guarantor         Eliminations/
                                    Parent             Subsidiary         Subsidiaries        adjustments          Consolidated

Sales                          $                             7,099             401,045                             $    408,144
Cost of sales                                                8,025             364,587                                  372,612
                               ------------          -------------        ------------       -------------         ------------
  Gross profit                                                (926)             36,458                                   35,532

Selling, general and
  administrative
  expenses                          $(1,857)                     9              24,083                                   22,235
  Restructuring Provision                                                        1,176                                    1,176
                               ------------          -------------        ------------       -------------         ------------
Operating income                      1,857                   (935)             11,199                                   12,121

  Interest income                    12,629                                        160              (12,595)                194
  Interest expense                  (13,725)                                   (13,319)              12,595             (14,449)
  Other income
  (expense)                             226                    (14)                737                                      949
                               ------------          -------------        ------------       -------------         ------------
  Income before                         987                   (949)             (1,223)                                  (1,185)
   income taxes                         395                   (380)               (490)                                    (475)
Income taxes                   ------------         --------------         -----------       -------------         ------------

Income before equity
  in income of
  consolidated
  subsidiaries                          592                   (569)               (733)                                     (710)

Equity in income of
consolidated
subsidiaries                         (1,302)                                                         1,302
                               ------------          -------------        ------------       -------------         ------------

Net income                     $       (710)          $       (569)       $       (733)       $      1,302                ($710)
                               ============          =============        ============       =============         ============

                 Condensed Consolidating Statement of Cash Flows
                   For the Nine Months Ended December 31, 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                     Non guarantor         Guarantor
                                      Parent           subsidiary        subsidiaries         Consolidated

Net cash provided by
(used in)
operating activities                 (38,174)          $2,199               $4,808            ($31,167)
                                     -------           ------               ------            --------

INVESTING ACTIVITIES
Purchase of businesses,
net of cash acquired                 (53,886)                                                  (53,886)
Purchase of property,
plant and equipment                   (1,962)          (2,210)             (16,197)            (20,369)
Purchase of Marketable
Securities                              (892)                                                     (892)
                                     -------           ------               ------            --------
Net cash used in
investing activities                 (56,740)          (2,210)             (16,197)            (75,147)

FINANCING ACTIVITIES
Net proceeds (payments)
on borrowings                          4,659                                 8,882              13,541
Proceeds from borrowing
arrangements                          78,544                                                    78,544
Payment of
preferred dividends                                                           (596)               (596)
Debt financing costs                  (1,918)                                 (703)             (2,621)
                                     -------           ------               ------            --------
Net cash provided by
 (used in)
financing activities                  81,285                0                7,583              88,868

Effect of foreign
currency rate
fluctuation on cash                                      (240)                (317)               (557)
Net increase (decrease)
in cash                              (13,629)            (251)              (4,123)            (18,003)
Cash at beginning
of period                             13,673              322                4,326              18,321
                                     -------           ------               ------            --------
Cash at end of period                    $44              $71                 $203                $318
                                    ========           ======               ======            ========

8.       RECLASSIFICATIONS
         Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.

9.       SUBSEQUENT EVENTS

         On February 4, 1999 the Company entered into a $175.0 million amended and restated Credit Agreement with NBD Bank, as Agent. The agreement consists of a $35.0 million revolving credit facility to finance customer tooling, a $30.0 million term loan and a $110.0 million revolving credit facility for working capital and other general corporate purposes, which may include acquisitions. The Credit Agreement matures on July 31, 2004.

         On February 5, 1999, (the "Closing Date") pursuant to a Share and Debt Purchase and Sale Agreement, dated as of December 15, 1998 (the "Purchase Agreement"), between Oxford Automotive France SAS
         ("OAF"), a wholly owned, indirect subsidiary of Oxford Automotive, Inc. (the "Company"), and Groupe Valfond S.A., OAF acquired (the "Acquisition") 100% of the shares of Cofimeta S.A. and approximately 99% of the shares of its four subsidiaries: Somenor S.A.; Aubry S.A.; Ecrim S.A.; and Socori Technologies S.A., ("Cofimeta"). With respect to the purchase of the shares, OAF paid to Groupe Valfond FF 80,000,000 in immediately available funds and agreed to make deferred payments over three years on each annual anniversary of the Closing Date in the amounts of FF 27,000,000, FF 27,000,000 and FF 36,000,000, respectively. Deferred payments will bear interest at the rate of 3%. In addition, OAF acquired at various discount levels from Groupe Valfond and other third parties, trade payables and other obligations of Cofimeta pursuant to and as provided in the Purchase Agreement. The acquisition was financed from the Company's available cash and credit facility with NBD Bank.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Three and nine months ended December 31, 1998
              versus three and nine months ended December 31, 1997

Results of Operations

The three and nine months ended December 31, 1998 statements of operations for Oxford Automotive, Inc.(the "Company") include the results of operations for all subsidiaries, including its principal operating subsidiaries, BMG North America Limited, Lobdell Emery Corporation ("Lobdell"), Howell Industries, Inc. ("Howell"), RPI Holdings, Inc. ("RPIH"), and Oxford Suspension, Inc. and Oxford Suspension Ltd. (collectively the "Suspension Division"). Lobdell was acquired on January 10, 1997, Howell was acquired August 13, 1997, RPIH was acquired on November 25, 1997, and the Suspension Division was acquired on April 1, 1998. Each was accounted for using the purchase method of accounting. Therefore, the three and nine month statements of operations for the period ended December 31, 1997 include only a portion of the operating results of Howell and RPIH, and do not include the operating results of the Suspension Division.

The following table sets forth, for the periods indicated, certain accounts from the Company's statements of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

(Dollars in millions)

                          Three Months    Three Months      Nine Months      Nine Months
                             Ended           Ended            Ended           Ended
                          Dec. 31, 1998   Dec. 31, 1997    Dec. 31, 1998    Dec. 31, 1997
Net Sales                $149.7  100.0% $110.0  100.0%    $408.1  100.0%   $295.5  100.0%

Gross Profit               14.7    9.8%    9.8    8.9%      35.5    8.7%     28.3    9.6%

Selling, general
  and administrative        7.4    4.9%    5.7    5.2%      22.2    5.4%     13.6    4.6%

Operating
 Income                     7.3    4.9%    4.2    3.8%      12.1    3.0%     14.8    5.0%

Net Interest
 Expense                    5.1    3.4%    3.2    2.9%      14.3    3.5%      7.9    2.7%

Net income (loss)           1.6    1.1%    0.7    0.6%      (0.7)  (0.2%)     4.4    1.5%

Memo: EBITDA               14.2    9.5%   10.0    9.1%      32.6    8.0%     29.8   10.1%

NET SALES -- Net sales for the three months ended December 31, 1998 were $149.7 million. This represents an increase of $39.7 million as compared to net sales for the three months ended December 31, 1997 of $110.0 million. The overall increase is primarily the result of the acquisitions made since the prior year ($35.5 million). The quarter also reflected an incremental increase in the portion of sales that were lost during the prior quarter General Motors strike ($5.6 million) as described below.

For the year to date period, net sales were $408.1 million, an increase of $112.6 million as compared to $295.5 million for the same period last year. Again, the overall increase is primarily the result of the acquisitions made since the prior year ($132.5 million) offset by the year to date net impact of the GM strike ($12.7 million) and similar factors as described below.

GROSS PROFIT -- For the three months ended December 31, 1998, gross profit increased to $14.7 million or 9.8% of net sales as compared to $9.8 million or 8.9% of net sales for the prior year. The gross profit increase is related to the incremental sales resulting from acquisitions and the profit impact of the GM sales rebound from the summer strike ($1.3 million), offset by the reduced market price for process scrap ($2.1 million) on normal yield experience.

For the year to date period, gross profit was $35.5 million, an increase of $7.2 million as compared to $28.3 million for the same period last year. As explained above, the increase is primarily the result of profit on incremental sales resulting from acquisitions, offset by the net impact of the General Motors strike ($5.2 million) and by the reduced market price for processed scrap ($2.9 million) on normal yield experience.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- For the three months ended December 31, 1998, SG&A expenses increased to $7.4 million but decreased to 4.9% of net sales as compared to $5.7 million or 5.2% of net sales for the prior year. The increase in expenditure levels is primarily due to the support of current program launches ( CAMI, Saturn and Ford) as well as the resources necessary to support the newly awarded programs for General Motors (closure panels and rear underbody components for a new platform to be assembled solely in Mexico and chassis components for the North American production of global platforms). The Company intends to invest in the necessary resources to support customer engineering requirements and global program management needs.

For the year to date period, SG&A expenses increased to $22.2 million or 5.4% of net sales as compared to $13.6 million or 4.6% of net sales for the prior year. As explained above, the increases are primarily related to program awards and customer support initiatives.

OPERATING INCOME - For the three months ended December 31, 1998, operating income increased to $7.3 million or 4.9% of net sales as compared to $4.2 million or 3.8% of net sales for the prior year. For the year to date period, operating income was $12.1 million, a decrease of $2.7 million as compared to $14.8 million for the same period last year. The decrease on a year to date basis is primarily the result of the net impact of the General Motors strike and decreasing scrap recovery prices on normal yield experience partially offset by the profit on incremental sales generated by acquisitions.

INTEREST EXPENSE For the three months ended December 31, 1998, net interest expense was $5.1 million, an increase of $1.9 million, as compared to $3.2 million for the same period last year. For the year to date period, net interest expense was $14.3 million, an increase of $6.4 million as compared to $7.9 million for the same period last year. The increase in expense was due primarily to the issuance of $35.0 million of 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Series B Notes") on April 1, 1998, and the issuance of $40.0 million of 10 1/8% Senior Subordinated Notes due 2007, Series C (the "Series C Notes") on December 8, 1998. The Series B Notes and Series C Notes represent incremental borrowings issued at effective interest rates of approximately 9.25% and 9.685% respectively. The balance of the increase can be attributed to the impact of the General Motors strike on operating cash flow and the interim financing of customer tooling for current program launches.

NET INCOME For the three months ended December 31, 1998, the Company reported net income of $1.6 million, an increase of $0.9 million as compared to a prior year net income of $0.7 million. The increase in earnings was primarily a result of profit generated by acquisitions and the General Motors strike sales rebound. The increase was offset by the net impact of the lower scrap sales pricing and the increased interest expense.

For the year to date period, the Company reported a net loss of $0.7 million, a decrease of $5.1 million as compared to the prior year. As explained above, the decrease relates primarily to increased interest expense ($3.8 million), the impact of the General Motors strike ($3.1 million) and the impact of the lower scrap sales pricing ($1.7 million).

EBITDA   Earnings Before Interest, Taxes and Depreciation and Amortization
(EBITDA) for the three months ended December 31, 1998 was $14.2 million, an increase of $4.2 million as compared to $10.0 million for the same period last year. For the year to date period, EBITDA was $32.6 million as compared to $29.8 million for the same period last year. In both periods, the increase is the result of the incremental EBITDA for businesses acquired and productivity improvements implemented during the periods partially offset by the impact of the scrap sales pricing and the General Motors strike.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net income adjusted for non-cash charges (depreciation and amortization and deferred taxes) generated approximately $15.9 million of cash for the nine months ended December 31, 1998. Cash decreased by $36.9 million during the period based on an overall increase in accounts receivable, inventories, and reimbursable tooling, offset slightly by a decrease in other assets. During the nine months ended December 31, 1998, the Company used approximately $75.1 million for investing activities, including the acquisitions of the Suspension Division ($53.9 million). These investing activities were supported substantially by the issuance of the Series B Notes as described below and line of credit borrowings. The cash generated by financing activities was made up primarily of $78.5 million of proceeds from the Series B Notes and Series C Notes.

At December 31, 1998 the Company had approximately $82.5 million available under its Senior Credit Facility with NBD Bank on behalf of itself and as agent for a syndicate of other lenders (the "Senior Credit Facility"). At December 31, 1998, the Company had $ 22.7 million outstanding under the line of credit and $4.8 million in outstanding letters of credit to support certain Industrial Development Revenue Bonds and workers compensation commitments. See subsequent events for discussion of amended and restated Credit Agreement.

During the three months ended December 31, 1998, the Company received net proceeds of $40.8 million from the offering of its Series C Notes, after the inclusion of approximately $1.5 million in premium and after the payment of $0.7 million in issuance costs. The Series C Notes were issued December 8, 1998 and are substantially identical to, and rank pari passu in right of payment with the Series A Notes and Series B Notes.

The Company used the net proceeds from the Series C Notes to repay borrowings under the Company's Senior Credit Facility and for working capital and other general corporate purposes.

The Company believes its application of the proceeds from the Series B Notes, the Series C Notes, and the $125.0 million of 10 1/8% Senior Subordinated Debt, Series A Notes due June 15, 2007 (collectively "the Notes") has enhanced its ability to meet its growth and business objectives. However, interest payments on the Notes will represent a significant liquidity requirement for the Company. The Company will be required to make scheduled semi-annual interest payments on the Notes of approximately $10.1 million on June 15 and December 15 each year until their maturity on June 15, 2007 or until the Notes are redeemed.

Capital expenditures were $20.4 million, or 5.0% of net sales for the nine months ended December 31, 1998 as compared to $11.4 million or 3.9% of net sales for the nine months ended December 31, 1997. The increase of $9.0 million was due primarily to customer programs (the 1999 model year Saturn LS) and press equipment and automation upgrades. Other capital expenditures included health and safety items, computer and network upgrades and Y2K support.

For fiscal 1999, the Company's capital expenditures are expected to be $34.9 million, consisting of a $14.0 million investment to support new business and increase capacity; $11.0 million for press automation, rebuilds and improvements; $2.5 million in computer system and network upgrades and $7.4 million in other expenditures, including health, safety, environmental, cost reduction and maintenance items.

The Company believes that cash generated from operations, together with amounts available under the Senior Credit Facility will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Notes and to extend or refinance its other indebtedness will be subject to future economic conditions and to financial, business and other factors that are beyond the Company's control.

RAMOS ARIZPE - MEXICO FACILITY

The Company is currently in the process of having a new facility built in Ramos Arizpe, Mexico. The approximately 320,000 sq. ft. facility will support the General Motors GMT 250/257 program (SUV/ Hybrid vehicle) slated to begin production in April 2000. The GMT 250/257 program is expected to generate approximately $90.0 million of sales when in full production. The Company was awarded substantially all closure panels and rear underbody components for the program. Plant rationalization has allowed for the transfer of equipment already owned to the facility. In addition, approximately $30.0 million will be spent to equip the facility. The award of the program is in line with the expected growth of the Company into Mexico and is seen as key to the Company's future success in that country.

SUSPENSION DIVISION

The Company believes that the operations of the Suspension Division will enhance the Company's ability to develop key suspension components. The Company believes that the acquisition of the Suspension Division will have a positive impact on the Company's results of operations for the fiscal year ending March 31, 1999 and thereafter.

SHAREHOLDERS' EQUITY

For the nine months ended December 31, 1998, the fluctuation in shareholders' equity for foreign currency adjustments of ($5.5 million) is due to the Company's long-term investment in Canada. This adjustment reflects the relative weakening of the Canadian dollar, and has no impact on cash flow.

For the nine months ended December 31, 1998, the reduction in shareholders' equity for holdings of marketable securities of ($1.0 million) is due to stock price fluctuation of the Company's strategic investment in a synergistic company.


IMPACT OF GENERAL MOTORS STRIKE

During a portion of the nine months ended December 31, 1998, substantially all of General Motors vehicle production was shut down due to two local strikes in Flint, Michigan. General Motors is a significant customer of the Company and the prolonged shutdown had an adverse effect on the Company's results of operations for the nine months ended December 31, 1998. The Company took all steps necessary to lessen the overall impact. A portion of the sales lost during the strike were made up in the three months ended December 31, 1998. The effect of the strike on these periods was as follows:

                                           Three Months        Nine Months
                                              Ended              Ended
                                          Dec. 31, 1998      Dec. 31, 1998
                  (Dollars in millions)
                  Sales                       $5.6              $(12.7)
                  Gross Profit                 1.3                (5.2)
                  Net Income                   0.8                (3.1)
                  EBITDA                       1.3                (5.2)


YEAR 2000

The Company is aware of the potential impacts of the millennium change on business. In response, it has created a Year 2000 project team to perform inventory, remediation, and testing of possibly affected systems. The Year 2000 project team is coordinated at the corporate level with support from senior management. Key individuals at the facility level are executing the Year 2000 efforts. The Company has also employed some external Year 2000 contractors to assist with compliance in some areas. The Company is following the Year 2000 guidelines set forth by the Automotive Industry Action Group ("AIAG") and is reporting Year 2000 status quarterly to the AIAG.

The Company has broken the Year 2000 program into the following assessment areas: business computer systems, desktop computing, network infrastructure, voice systems, shop floor systems, non-information technology items, and suppliers/business partners. As it relates to the AIAG areas for evaluation, the Company does not have dedicated product-testing facilities nor do its products contain any computer chips. The Company has completed a significant portion of Year 2000 remediation with the remainder to be finalized by July 31, 1999. In addition, it is committed to complete Year 2000 testing between March 31, 1999 and September 31, 1999. Year 2000 compliance testing will continue throughout 1999 to ensure that regression does not occur.

A thorough assessment of all manufacturing, administrative and management software has been completed by the Company. Efforts are underway which will upgrade certain software modules and/or code to comply with AIAG Year 2000 guidelines and timing. At the same time, the implementation of new software is taking place where compliance through upgrade could not be achieved in either a timely or cost effective manner. The Company is on target and expects to achieve Year 2000 compliance for all of its software by July 31, 1999. Further, the Company initiated the move to a common software system as it continues the implementation effort across all facilities.

The Company is assessing the Year 2000 readiness of its external suppliers, business partners, and service providers to ensure that business associations will not be negatively impacted by the Year 2000 date. Alternate sourcing and contingency planning will be used in situations that threaten the Company's ability to deliver products or conduct business. Since these other companies are in various stages of Year 2000 readiness, the Company will be monitoring their progress throughout 1999, assessing associated risks, and taking a course of action to ensure business continuity.

In addition to efforts of the internal staff, external resources are being used to complete the project. The cost of external resources for 1998 totaled $0.3 million and the total capital spending for 1998 was $1.4 million of which, approximately $0.4 million relates to software projects. In 1999, the external costs will approximate $0.1 million, which will relate to any remediation activities derived from Year 2000 testing, and the remaining capital expenditures will approximate $0.2 million.


FORWARD-LOOKING STATEMENTS

This report contains statements relating to such matters as anticipated financial performance, business prospects, year 2000 issues and other matters that may be construed as forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company may from time to time publish or communicate other statements that could also be construed to be forward-looking statements. These statements are, or will be, based on the Company's estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below, that could cause actual results to differ materially from those included in the forward-looking statements.

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

     (b) No reports on Form 8-K were filed by the registrant during the three months ended December 31, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 15, 1999                   OXFORD AUTOMOTIVE, INC.


                                          By:  /s/ AURELIAN BUKATKO

                                               Aurelian Bukatko
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting and
                                               Financial Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION

 2.1                       Share and Debt Purchase and Sale Agreement
                           (the "Purchase Agreement") between Oxford Automotive France SAS and Groupe Valfond SA, dated December
                           15, 1998. The Purchase Agreement does not include certain exhibits and schedules described in the Purchase Agreement. The registrant will furnish a copy of the omitted material to the Commission upon request.

 4.1 Indenture, dated as of December 1, 1998, by and among the Registrant, the Subsidiary Guarantors and U.S. Bank Trust National Association, as Trustee (including form of the 10 1/8% Senior Subordinated Notes Due 2007, Series C, form of Guaranty, and form of Supplemental Indenture)

 4.2 Registration Rights Agreement dated December 8, 1998 by and Among the Registrant, the Subsidiary Guarantors and the Initial Purchaser's of the 10 1/8% Senior Subordinated Notes Due 2007, Series C


10.1 Purchase Agreement among the Registrant and the Initial Purchaser's of the 10 1/8% Senior Subordinated Notes Due 2007, Series C, dated December 1, 1998


  27                       Financial Data Schedule