Form 10-K405
period 1999-03-31
OXFORD AUTOMOTIVE INC
filed 1999-06-29
CIK 1040475

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   FORM 10-K FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
   (Mark one)

       X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     -----           THE SECURITIES EXCHANGE ACT OF 1934.


     For the fiscal year ended March 31, 1999
                     OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     -----           THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from              to

                         COMMISSION FILE NUMBER 333-75849

                             OXFORD AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

                  MICHIGAN                             38-3262809
       (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

     1250 STEPHENSON HIGHWAY, TROY MICHIGAN              48083
     (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:   (248) 577-1400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         [X]

The Registrant is a privately held corporation. As such, there is no practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the Registrant.

At May 15, 1999, there were outstanding 309,750 shares of the Registrant's common stock.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         For purposes of this Report, the "Company", "our", "we", and "us" shall refer to Oxford Automotive, Inc. ("Oxford Automotive") and its consolidated subsidiaries, unless the context otherwise requires.

         We are a leading Tier 1 or direct supplier of high-quality, engineered metal components, assemblies and modules used by original equipment automotive manufacturers, commonly referred to as "OEMs". Our core products are complex, high value-added products, primarily assemblies containing multiple stamped parts, forgings and various welded, hemmed or fastened components. Our product focus is directed toward three areas: closure panels, suspension systems, and complex structural systems. These products, which include large structural stampings and assemblies, including exposed "Class A" surfaces, leaf springs and smaller complex welded assemblies, are used in manufacturing a variety of sport utility vehicles ("SUVs"), light and medium trucks, mini-vans, vans and passenger cars. We are the sole source supplier of these products to our customers. On a pro forma basis, assuming the acquisition of Cofimeta S.A. described below, had occurred on April 1, 1998, we would have had net sales of $766.7 million and EBITDA (as defined herein) of $61.3 million for the fiscal year ended March 31, 1999.

         Our seven largest customers, based on pro forma net sales for the fiscal year ended March 31, 1999, assuming the acquisition of Cofimeta S.A. had occurred April 1, 1998 are: General Motors Corporation ("GM") (34%), Ford Motor Company ("Ford") (25%), Renault S.A. (15%), DaimlerChrysler AG ("DaimlerChrysler") (10%), PSA Peugeot Citroen ("PSA") (5%), CAMI (a joint venture of GM and Suzuki Motor Corporation) (1%), and The Saturn Corporation ("Saturn") (1%). We have been providing products directly to GM and Ford for more than 50 years and have earned outstanding commercial ratings for our high-quality standards, including GM's Supplier of the Year and Mark of Excellence Awards, Ford's Q1 Award and CAMI's President's Award. We also sell our products to other Tier 1 suppliers. For the fiscal year ended March 31, 1999, approximately 71% of our net sales, on a pro forma basis assuming the acquisition of Cofimeta S.A. occurred on April 1, 1998, were derived from sales of our products manufactured for SUVs, mini-vans, vans and light trucks. In recent years, SUVs, mini-vans, vans and light trucks have experienced stronger growth in vehicle production as compared to the passenger car sector. This sector includes those platforms and models which have strong consumer demand, such as Ford's F-Series Pickup, Ranger, Explorer and Windstar, DaimlerChrysler's Ram pickup and mini-van, and Renault's Kangoo and Espace. See
Note 15 of the Oxford Automotive, Inc. Notes to Consolidated Financial Statements for a description of the Company's domestic and export sales.

         Our recent acquisitions significantly strengthen our position as a leading Tier 1 supplier of assemblies and modules to the OEMs. These strategic combinations provide us with the critical mass and capabilities in the areas of design and engineering, sales and marketing, and product expertise that provide the basis for our strategy of becoming a fully-integrated, global systems supplier. We have implemented a successful, focused sales and marketing initiative. As a result, we were awarded the door assemblies and the side panel package for the new Saturn LS Program (the "LS Program"), the new vehicle that Saturn is launching in 1999 based upon the current Opel Vectra. Management believes these awards from Saturn will generate approximately $65.0 million of annual net sales beginning with the 1999 model year. In addition, we were recently awarded the door, hood, and underbody assemblies for a new GM Program (Pontiac Recon, Buick Signia) to be produced solely in Mexico and chassis components for the North American production of a global platform for GM. The door, hood and underbody assemblies will be produced solely in Mexico and management believes will generate approximately $90.5 million of annual net sales beginning in the 2001 fiscal year. Management believes the global GM program (a new twist axle design) will generate approximately $158.0 million of annual net sales beginning in 2002. Other recent significant business awards, together with the sales management believes will be generated by the awards, include: Ford WIN126 floor pan ($24.1 million), Chrysler RS leaf springs ($24.0 million), GMT360 control arms ($50.1 million), Chrysler AN/DN control arms and brackets ($11.1 million), GMT315 ($28.0 million), and other smaller programs ($25.0M). Although we believe these awards may generate the proposed sales, we cannot assure that such sales will be sustainable as the automotive industry may experience downturns and a decrease in customer demand for motor vehicles could adversely affect our sales.

         We currently operate 21 facilities which offer the latest technologies in metal stamping, forging, welding and assembly production equipment, including fully-automated hydraulic and wide-bed press lines (up to 180 inches), robotic welding cells, robotic hemming, autophoretic corrosion resistant coating and a patented eye forming process. We also have the world-wide exclusive rights (outside the CIS--formerly Soviet Union) to the "MAZ" tapering process for our suspension applications. In excess of $200 million has been invested since 1992 in capital investments to support sales growth, expand production capabilities and improve efficiency and flexibility. Our diverse line of over 500 presses that range up to 3,000 tons including both conventional and transfer technology and state-of-the-art robotic weld assembly and hemming equipment are capable of manufacturing a broad assortment of parts and assemblies ranging from simple stampings to full-size, Class A door and closure panels. We are one of a few independent suppliers that has the ability to produce large, complex stampings, as well as the technical expertise and automated assembly capabilities to provide high value-added modules such as door apertures and assemblies, A-pillars, Class A surface products and control arms, and multiple leaf and parabolic leaf springs.

BUSINESS STRATEGY

         Our principal objective is to be a leading, full-service, global Tier 1 supplier of integrated systems solutions based on metal forming and related manufacturing technologies. We believe that we are well positioned to benefit from two significant trends in the stamping and metal forming segments of the automotive industry: outsourcing and consolidation. Outsourcing of metal stamping has increased in response to competitive pressures on OEMs to improve quality and reduce capital requirements, labor costs, overhead and inventory. Consolidation among automotive industry suppliers has occurred as OEMs have more frequently awarded long-term sole source contracts to the most capable global suppliers. In addition, OEMs are increasingly seeking systems suppliers who can provide a complete package of design, engineering, manufacturing and project management support for an integrated system (such as a front-end system). We intend to capitalize on these trends through internal development and strategic acquisitions. The key elements of our strategy include the following:

         Provide Full-Service Program Capability. We are focused on developing full-service program capabilities. We work with OEMs throughout the product development process from concept and prototype development through the design and implementation of manufacturing processes. Program Management begins with the assembly of a cross functional team drawn from every aspect of the business
- program managers with experience in all disciplines, as well as personnel from such areas as quality, finance, purchasing and human resources. This roster also includes key representatives from our technical headquarters, the manufacturing plant and the client. We believe that our ability to provide the package of design, engineering, prototyping, tooling, blanking, stamping, forging, assembly, and corrosion resistant coating to our customers creates a unique capability present in only a limited number of suppliers. We believe this capability will enable us to manage large programs, assist us in reducing customer program launch time, lower customer costs and increase our margins.

         Supply Complex, High Value-Added Systems. As a result of our technical design and engineering capabilities and our reputation for highly-efficient manufacturing operations, we are able to secure supply relationships for complex, high value-added products, primarily assemblies and modules that contain multiple stamped parts and various welded, hemmed or fastened components. For example, we produce the radiator enclosure, floor pan and toe-to-dash panel for the Ford Windstar, the deck lid on the Saturn Sport Coupe, the control arm on the PN-131 platform, the control arm assemblies for Ford's F-Series pickups and DaimlerChrysler's T- 300, the radiator support assembly for GM's W-car (Grand Prix, Century, Lumina, Monte Carlo, Regal and Intrigue), complex A-pillar assemblies for the Ford Mustang and the Ford Ranger pickup, and multiple leaf, parabolic (long taper) multiple leaf, and single leaf long taper suspension systems for products ranging from Ford's F-Series pickups to DaimlerChrysler's mini-vans. These complex products typically generate higher dollar content per vehicle as well as higher margins for the Company as compared to simple, individual stampings. We plan to capitalize on our ability to develop and provide integrated modules and assemblies to deliver to the OEMs an integrated product such as a complete door or front-end system. In addition to doors, radiator supports and Class A surface components, we believe we have unique expertise with respect to control arms and leaf springs, which we will further develop as a fully integrated suspension system.

         Focus on High Growth Vehicle Categories. Our sales and marketing efforts have been, and will continue to be, directed toward sectors of the automotive market that have experienced strong consumer demand. In North America the high growth segment is SUV's, mini-vans, vans and light trucks, while in Europe the high growth segment is passenger cars. For the fiscal year ended March 31, 1999, approximately 82% of our sales in North America were derived from the SUV segment and in Europe, on a pro forma basis assuming the acquisition of Cofimeta S.A. had occurred on April 1, 1998, approximately 52% of our sales were derived from the passenger car segment. In North America, our sales to the passenger car market have been, and will continue to be, directed to the segments with stronger sales growth, including Saturn cars.


         Provide Superior Engineering Solutions. We provide engineering solutions to our customers through our extensive product and engineering expertise. Weight reduction, modularization and integration of components into systems using state of the art processing technologies address the customer requirements for continuous improvement. In response to OEM requests, we have woven integrated simulation software into our design culture. This considerable investment in time and resources supports one long-term goal: finding new technologies for old line stamping operations and working to achieve cost reduction and manufacturing efficiencies.

         Establish a Global Presence. We are actively pursuing additional strategic acquisitions and joint-venture opportunities in Europe and intend to pursue opportunities that will allow us to increase our presence in South America, and establish a presence in Asia and other markets in order to serve our customers on a global basis. Several OEMs have announced certain models designed for the world automobile market ("World Car"). As a result, the OEMs have encouraged their existing suppliers to establish foreign production support for World Car programs. This globalization provides access to new customers and technology, as well as economic cycle diversification. We currently have operations in France and have established a presence in Mexico and Venezuela.

         Pursue Strategic Acquisitions. In response to the trend in the OEM market toward "systems suppliers," we are focused on making strategic acquisitions that will enhance our ability to provide integrated systems (such as a door or front end system) or otherwise leverage our existing business by providing additional product, manufacturing and service capabilities. We also intend to pursue acquisitions that will expand our customer base by providing an entree to new customers, including the North American operations of Asian and European based OEMs. We believe that the continuing supplier consolidation in the stamping and metal forming segments may also provide attractive opportunities to acquire high-quality companies at favorable prices, including businesses which can be improved financially through overhead elimination, organizational restructuring, plant reconfiguration, labor contract negotiations and management changes. We will also pursue acquisitions that enable us to achieve a global presence.

RECENT DEVELOPMENTS

         On February 5, 1999, we acquired 100% of the shares of Cofimeta S.A. and approximately 99% of the shares of its four subsidiaries; Somenor S.A.; Aubry S.A.; Ecrim S.A.; and Socori Technologies S.A. Cofimeta S.A. and its four subsidiaries are collectively referred to as "Cofimeta." We acquired Cofimeta for FF80 million (approximately $13.9 million) in immediately available funds and deferred payments over three years in the amounts of FF27 million (approximately $4.7 million, based upon the U.S. Dollar exchange rate on February 2, 1999) for each of the first two years and FF36 million (approximately $6.2 million, based upon the U.S. Dollar exchange rate on February 2, 1999) for the third year. Cofimeta is a leading supplier of closure panels, floor pans, deck lids, structural pillars, cross members, radiator surrounds and front ends, and Class A surfaces. Cofimeta is headquartered in a suburb of Paris and operates manufacturing facilities in France located in Douai, St. Florent and Orbec. Cofimeta employs approximately 1,300 persons and is a major supplier to Renault and PSA. For the nine months ended September 30, 1998, Cofimeta had net sales of $147.1 million and EBITDA of $9.0 million.

Amounts set forth in U.S. Dollars with respect to Cofimeta for the nine months ended September 30, 1998 are based upon the average published U.S. Dollar exchange rates for the period.

         Cofimeta had previously benefited from a final order, entered in June 1997, of the French Commercial Court in Douai, France, approving a continuation plan for Cofimeta (the "Continuation Plan"). The Continuation Plan authorized certain restructuring plans, which included reductions in employment levels, capital increases by its prior parent, and the rescheduling of payment of all trade payables and other obligations over a ten year period. Pursuant to an application by Groupe Valfond S.A., the prior owner of Cofimeta, to the Court of Douai, the court by judgment dated January 7, 1999 authorized, inter alia, (i) the sale of the Cofimeta shares to the Company, (ii) termination of the Continuation Plan with respect to Cofimeta, and (iii) the establishment of Cofimeta Defeasance S.A. by Cofimeta to which the payment obligations of Cofimeta remaining under the Continuation Plan were transferred. Of the FF 372 million of original Continuation Plan obligations of Cofimeta, which were transferred to Cofimeta Defeasance, S.A., we have acquired approximately FF 305 million while FF 67 million remain payable to unrelated third parties. Under the Continuation Plan, approximately 75% of the scheduled repayment of all of the Continuation Plan obligations will occur in the last five years of the ten year period.

         On June 28, 1999 we acquired, through a wholly owned, indirect subsidiary 100% of the shares of Gebr. Wackenhut GmbH Karosserie-und Fahrzeughfabrik ("Wackenhut"). Wackenhut is a supplier of complex pressings, welded assemblies, complete truck cabs, cataphoretic coatings and finish paint applications and operates three facilities in Germany located in the Nagold area near Stuttgart. Wackenhut is an unrestricted subsidiary under our debt agreements. Pursuant to the terms of the acquisition, we agreed to pay DM 1 for the Wackenhut shares, provide DM 5 million in subordinated debt and additional paid in capital, restructure approximately DM 63.4 million in bank debt, and purchase approximately DM 18.6 million in bank and shareholder debt for DM 1. The acquisition provides for the restructuring of Wackenhut's credit facilities and provides additional financing of approximately DM 16.6 million under a line of credit and up to DM 20.0 million to fund capital expenditures to support plant expansion and modernization.

INDUSTRY TRENDS

         The OEM market to which we sell our products consists of the design, engineering, development, production and sale of parts, components, assemblies and modules or systems (several components assembled together) for use in the manufacture of new motor vehicles. Our performance, growth and strategic plan are directly related to certain trends within the OEM market. Since the 1980s, DaimlerChrysler, Ford and GM have each been substantially reducing the number of suppliers that may bid for awards and outsourcing an increasing percentage of their production requirements. We believe that other European and Asian manufacturers will implement plans to do the same. As a result of these trends, the OEMs are focusing on the development of long-term, sole source relationships with suppliers who can provide more complex parts, as well as complete subassemblies and modules on a just-in-time basis while at the same time meeting strict quality requirements. These requirements are accelerating the trend toward consolidation of the OEM's supplier base, as those suppliers who lack the capital and production expertise to meet the OEM's needs, either cease to operate or are merged with larger suppliers. OEMs benefit from outsourcing because outside suppliers generally have significantly lower cost structures and, as described below, suppliers can assist in shortening development periods for new products.

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

         While the focus today by the OEMs is on quality, cost and service, we believe that the focus for the future will be on global capabilities, innovation and ability to provide value-added products and systems. The OEMs have been very successful in making high-quality and low cost a minimum requirement to remain in the industry, as opposed to a competitive advantage for certain suppliers.

         These evolving requirements can best be addressed by suppliers with sufficient resources to meet such demands. For full-service suppliers such as the Company, this environment provides an opportunity to grow by obtaining business previously provided by other suppliers who can no longer meet the current or future requirements and expectations of the OEMs and by acquisitions that further enhance product manufacturing and service capabilities. Although the requirements of the OEMs have already resulted in significant consolidation of component suppliers in many product segments, we believe that many opportunities exist for further consolidation within our stamping and metal forming industry.

PRODUCTS

         We generate the majority of our net sales from large, complex, high value-added products, primarily assemblies that generally consist of multiple parts, which we stamp and forge and combine with various welded or fastened components. We are the sole source supplier of these complex modules and assemblies. Our product focus is directed toward three areas: closure panels, suspension systems, and complex structural systems. These products include unexposed components and assemblies that are intrinsic to the structural integrity of the vehicle such as A-pillars, radiator supports, floor pans, toe-to-dash panels, leaf springs, frame and suspension components and reinforcements. In addition to unexposed components and assemblies, we have the capability and expertise to produce Class A surfaces such as door assemblies, door apertures, rocker panels, fuel filler doors, and box side outers, which require virtually flawless finishes and more stringent customer requirements than unexposed assemblies. These products require superior engineering and automated manufacturing and assembly capabilities due to their exterior visibility, complexity, and high volume requirements.

         While we have the capability to produce small stampings, such as brackets and braces, we focus on more complex and larger components and assemblies that typically generate higher dollar content per vehicle as well as higher margins for the Company. These assemblies, such as the A, B and C pillars, control arms, leaf springs, door assemblies, door apertures, deck lids and radiator supports require larger, high tonnage, wide-bed, fully-automated press capabilities, complex automated weld and hemming assembly, autophoretic corrosion resistant coating, machining, and automated assembly of purchased components.

         The chart below details by major customer our major products, the type of vehicle and the model/platform for which they are produced


CUSTOMER            TYPE                  MODEL/PLATFORM                         COMPONENTS SUPPLIED
--------            ----                  --------------                         -------------------
General Motors      Sport Utility         Suburban/Tahoe/Yukon                   Door Assemblies, Door Apertures, Rocker
                                                                                 Panels,  Lower Control Arms, Wheel
                                                                                 Moldings
                    Sport Utility         Blazer/Jimmy                           Leaf Springs, Seat Supports/Rails
                    Sport Utility         Pontiac Recon/Buick Signia             Door Assemblies, Tailgate Assemblies,
                                          (2000 Launch)                          Hoods, Floor Assemblies,
                                                                                 Rocker Panels, Rail Assemblies
                    Light Truck           S10/Sonoma Pickup                      Leaf Springs
                    Light Truck           C/K Crew Cab Pickup                    Door Apertures, Wheel Moldings
                    Light Truck           C/K Pick Up                            Lower Control Arms (4 Wheel Drive),
                                                                                 Rocker Panels, Wheel Moldings
                    Light Truck           C/K Pick Up (Mexico)                   Class A Blanks
                    Mini-Van              Astro/Safari                           Struts, Lower Control Arms (All Wheel
                                                                                 Drive), A Pillars,  Leaf Springs
                    Vans                  Savanna/Express                        Leaf Springs, Pillar Reinforcements,
                                                                                 Latches, Supports
                    Medium Duty           Commercial Chassis                     Leaf Springs, Toe-to-Dash Panel
                    Medium Duty           Kodiak                                 Floor Assembly, Fuel Tank Straps, Raised
                                                                                 Roof Panel
                    Passenger Car         Saturn SC                              Deck Lid, Pillar Reinforcement, Inner
                                                                                 Doors, Window Frame Reinforcement
                    Passenger Car         Saturn SC/SL/SW (1999 Launch)          Underbody Rails
                    Passenger Car         Saturn LS (1999 Launch)                Body Side Inners, Door Assemblies, Shelf
                                                                                 Panel, Wheel House Inners, Radiator
                                                                                 Support, Heat Shield, Gas Tank Shield
                    Passenger Car         Grand Prix, Regal, Intrigue,           Radiator Supports


CUSTOMER         TYPE                  MODEL/PLATFORM                         COMPONENTS SUPPLIED
--------         ----                  --------------                         -------------------
                                       Monte Carlo, Lumina
                 Passenger Car         Corvette                               Floor Panels
                 Passenger Car         EV1                                    Floor Panels, Wheel Houses
                 Passenger Car         Malibu, Cutlass                        Sun Roof Assembly
                 Passenger Car         Grand Am, Alero                        Door Beams
                 Passenger Car         Park Avenue, Riviera, Aurora,          Rocker Panels
                                       Seville, Deville
                 Passenger Car         Joy, Swing, Monza (Mexico)             Class A Blanks, Floor Pan Assemblies
                 Passenger Car         Cavalier/Sunfire (Mexico)              Floor Pan Assemblies
                 Passenger Car         Astra                                  Dash Panel Reinforcement, Structural
                                                                              Crossmember, Brackets
                 Passenger Car         Omega                                  Radiator Support Stampings


Ford             Sport Utility         Explorer, Mountaineer                  Rear Floor Reinforcement, Center Body
                                                                              Pillar,  B-Pillar Assembly, Leaf Springs
                 Sport Utility         Expedition, Navigator                  Control Arms
                 Light Truck           F Series Pickup                        Control Arms, Load Floor, Leaf Springs
                 Light Truck           Ranger, Mazda Pickup                   A Pillar, Upper/Lower Back Panel, Roof
                                                                              Panel, Windshield Header, Box Side Outer,
                                                                              Leaf Springs
                 Van                   Windstar                               Rear Floor Assembly, Dash Panel, Rear
                                                                              Crossmembers, Cowl Sides, Radiator
                                                                              Support
                 Van                   Econoline                              Roof Rails, A-Pillar, Floor Pan, Shock
                                                                              Tower, Fuel Filler Doors, Leaf Springs,
                                                                              Brackets, Latches
                 Passenger Car         Contour/Mystique/Mondeo                Front & Rear Control Arms, Rear
                                       (Europe)                               Suspension Bar Assembly, Brackets

                 Passenger Car         Cougar                                 Front & Rear Control Arms, Rear
                                                                              Suspension Bar Assembly, Brackets

Ford/Nissan      Mini-Van              Villager, Quest                        Leaf Springs

DaimlerChrysler  Sport Utility         Cherokee                               Control Arms

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

                 Minivan               Extended Voyager/Caravan,              Leaf Springs
                                       AWD Eurostar (Europe)

Isuzu            Medium Duty           NPR/W4 Truck                           Leaf Springs

CAMI             Sport Utility         Tracker/Sidekick                       Rear Bumper, Side Frame Member, Door
                                                                              Inner Reinforcement, Floor Bar,
                                                                              Underbody Components
                 Passenger Car         Metro/Swift                            Rear Cross Members, Side Sill, Dash Panel


CUSTOMER         TYPE                  MODEL/PLATFORM                         COMPONENTS SUPPLIED
--------         ----                  --------------                         -------------------
Renault          Passenger Car         Megane                                 Engine Cradle, Radiator Support, Pillar
                                                                              Assemblies, Structural Supports, Gas Tank
                                                                              Heat Shield, Bulk Head Heat Shield, Door
                                                                              Beam
                 Van                   Kangoo                                 Longitudinal Body Rails, Structural
                                                                              Supports, Engine Cradles, Structural
                                                                              Crossmembers
                 Passenger Car         X53                                    Hood Assembly, Crossmembers,
                                                                              Reinforcements
                 Van                   Express                                Pillar Reinforcements, Crossmembers
                 Van                   Master                                 Pillar Reinforcements, Crossmembers
                 Passenger Car         Clio                                   Door Beam
                 Van                   Trafic                                 Pillar Reinforcements, Crossmembers
                 Passenger Car         Safrane                                Crossmembers, Structural Supports
                 Passenger Car         X40                                    Crossmembers, Structural Supports
                 Heavy Truck           Various                                Instrument Panel Assembly, Structural
                                                                              Pillar Assemblies
                 Passenger Car         Laguna                                 Structural Crossmembers, Fender Support,
                                                                              Reinforcements
                 Van                   Twingo                                 Floor Reinforcements

PSA              Van                   Monospace                              Pillar Reinforcements, Crossmembers
                 Passenger Car         205                                    Hood Outer, Hood Inner, Floor Extensions
                 Passenger Car         ZX/306                                 Crossmembers
                 Passenger Car         405                                    Support, Crossmembers, Inner Fender
                                                                              Reinforcements
                 Passenger Car         Xantia                                 Heat Shield, Crossmember, Structural
                                                                              Reinforcements
                 Passenger Car         Various                                Clutch Pedal Assemblies
                 Passenger Car         Z8 (606)                               Reinforcements, Crossmembers, Heat
                                                                              Shield, Tank Shield

Matra            Van                   Espace                                 Floor Pan Assemblies, Pillar Assemblies

Nissan           Passenger Car         Micra                                  Oil Pan, Heat Shield, Clutch Pedal

Saab             Passenger Car         900                                    Floor Crossmember, Reinforcements

VW               Passenger Car         Audi                                   Heat Shield, Brackets, Reinforcements

SEAT             Passenger Car         Toledo                                 Door Beams

Faurecia         Passenger Car         Audi B6                                Crossmembers, Inserts for Instrument Panel
                 Passenger Car         PSA Z8 (606)                           Seat Structure Crossmembers
                 Passenger Car         PSA X4 (Xantia)                        Seat Structure Crossmembers
                 Van                   VW T5 Van                              Seat Structure Crossmembers

Sevel Nord       Van                   U64                                    Trunk Lid Inner, Fender Inner, Floorpan
                                                                              Parts, Fender Inner, Hood Panel

         We have received purchase orders for production commencing after the current model year, which production typically continues through the product's life cycle and is subject to the volume requirements of customers, for the following major products: (i) the new Saturn LS Program, which management believes will generate approximately $65.0 million of annual net sales beginning with the 1999 model year, (ii) a GM door, hood and underbody assembly platform will be produced solely in Mexico and management believes this program will generate approximately $90.5 million of annual net sales beginning in the 2001 fiscal year, (iii) the 2001 DaimlerChrysler Durango/Dakota control arms, which management believes will generate approximately $11.1 million of annual sales beginning in 2000 (iv) the GM Blazer /Jimmy/ Bravada control arms, which management believes will generate approximately $50.1 million of annual net sales beginning in 2001 and (v) chassis components for the North American production of a GM global platform, which management believes will generate approximately $158.0 million of annual sales beginning in 2002. Other recent new business awards, together with the sales management believes will be generated by the awards, include: Ford WIN126 floor pan ($24.1 million), Chrysler RS leaf springs ($24.0 million), GMT315 ($28.0 million), and other smaller programs ($25.0 million). Although we believe these awards may generate the proposed sales, we cannot assure that such sales will be sustainable as the automotive industry may experience downturns and a decrease in customer demand for motor vehicles could adversely affect our sales.

DESIGN AND ADVANCED ENGINEERING

         We strive to maintain a technological advantage through investment in product development and advanced engineering capabilities that utilize structured program management techniques in an effort to exceed the customer's expectations for value and service. Our engineering staff encompasses such disciplines as program management, computer aided design ("CAD"), virtual prototyping, draw die and process simulation, advanced engineering, manufacturing feasibility, and tooling and process development. Responsibilities of our engineers include:

         -   design;
         -   initial prototype development;
         -   design and implementation of manufacturing processes;
         -   production feasibility and improvement; and
         -   data management.

         As our customers continue to outsource larger assembled systems which must be designed at earlier stages of vehicle development rather than the smaller parts which are attached to them, we are increasingly required to utilize advanced engineering resources early in the planning process. Advanced engineering resources create improved engineering design, CAD feasibility studies, working prototypes and testing programs to meet customer specifications. Given this increased demand for early involvement in the design and engineering aspects of production development, we established a technical center in 1998 that houses our engineering and design group. We utilize structured program management based on the Automotive Industry Action Group sanctioned Advanced Part Quality Planning principles to ensure part quality in all phases of design and manufacturing. We have established a data management and CAD department that is able to support all major customer systems. We provide full and complete engineering solutions up through "black box" design. "Black box" design involves the customer setting broad product requirements and leaving the design, material, tooling and production to the supplier. We also provide "gray box" engineering capabilities in which the customer has principal design responsibility while our engineers work closely with the customer in designing the specifications of the product material, the part to be produced and the tooling required to produce the finished product. We are also on-line with all major customers which accelerates the process of design changes.

         Our design and advanced engineering expertise is an important differentiating factor in maintaining our relationships with and obtaining new business from our customers and, in management's judgment, was an essential factor in winning the new business described above.

CUSTOMERS AND MARKETING

         We supply our products on a long-term preferred and sole source basis, primarily to GM (34%), Ford (25%), Renault (15%), DaimlerChrysler (10%), PSA (5%), CAMI (1%), and Saturn (1%) (percentages are approximates of net sales for the fiscal year ended March 31, 1999 on a pro forma basis for the acquisition of Cofimeta) with the remaining net sales comprised of sales primarily to other automotive suppliers. We have been providing products directly to GM and Ford for more than 50 years, and directly to DaimlerChrysler, Renault, and PSA for more than 20 years. We currently have locations in the United States, Canada, Mexico, France and Venezuela and provide components for OEMs doing business in Europe, North America and South America. We believe our presence in Europe and Mexico is strategically important and has led to several significant new opportunities with OEMs doing business in these locations. We also believe the Venezuelan joint venture ("Metalcar") provides further entree into Mexican and South American markets. We believe Metalcar's production capabilities and strong management team will provide us with the means to further penetrate these markets not only for springs, but also metal stamping and other Company products. We maintain very strong relationships with our customers and continually strive to exceed customer expectations and anticipate customer needs. This approach has enabled us to maintain our status as a long-term supplier with each of our major customers and as part of a limited group of preferred suppliers invited to bid for platform work.

         With the efforts by the OEMs to reduce the product development cycle time, top suppliers are increasingly included in the early design and development stages. For example, we obtain many of our new orders through a presourcing process by which the customer invites one or a few preferred suppliers to manufacture and design a component, assembly or module that meets certain price, timing and functional parameters. Upon selection at the development stage, we typically agree with the customer to cooperate in developing the product to meet the specified parameters. Upon completion of the development stage and the award of the manufacturing business, we receive a blanket purchase order for those components, assemblies or modules for the life of a vehicle model or platform, which typically range from five to seven years. Consequently, the key success factors for OEM suppliers now include total program management that encompasses state-of-the-art design, reduced launch cycle times, and the manufacture and delivery of high quality products at competitive prices.

         We believe that the advanced engineering and sales organization at our technical center offers services few other suppliers have available for their customers. The group's primary activities are:

         -    quoting/cost estimating;
         -    assembly/automation;
         -    CAD design and data control;
         -    virtual prototyping;
         -    draw die simulation;
         -    tool process/design; and
         -    program management.

         The sales group is divided into customer oriented business units, each with a business unit manager responsible for all facets of customer needs, as well as strategies for growing their particular customer base. The entire group is dedicated to advanced technical development and servicing a multitude of customers' needs as one team.

RAW MATERIALS

         The cost of raw materials represented approximately 56.3% of our net sales for the fiscal year ended March 31, 1999 on a pro forma basis for the acquisition of Cofimeta. On an annual basis, steel represents approximately 69.0% of total raw materials purchases. We expect to purchase nearly 395,000 tons of steel in fiscal 2000 for use in our production. The remaining 31% of raw materials purchases is represented by various purchased parts such as forgings, bushings, ball joints, isolators, corrosion resistant coating, and various fasteners.

         We participate with respect to the majority of our North American platforms in steel purchase programs through Ford, GM and DaimlerChrysler wherein the steel is purchased by the OEM from the steel mill and sold to us at a negotiated or matrixed price. These purchase programs effectively neutralize the exposure to steel price increases and decreases, as any price increases from the steel mills are either absorbed by the OEM prior to our purchase of the steel or such increases are reflected in our purchase of the steel and passed back to the OEM in the product pricing.

COMPETITION

         The market for our products is characterized by strong competition from both captive OEM suppliers and external, non-captive suppliers. We compete with a limited number of competitors that have the physical assets and technical resources to produce large bed stampings, complex parts and subassemblies of multiple parts. Our largest competitors include The Budd Company, a subsidiary of Thyssen AG; Magna International Inc.; Tower Automotive, Inc.; Aetna Industries, Inc.; Ogihara America Corp.; Midway Products Corporation; Active Tool & Manufacturing Co., Inc.; A.G. Simpson Automotive, Inc.; Mayflower Vehicle Systems Inc.; L&W Engineering; National Automotive Radiator Manufacturing Company; and divisions of OEMs with internal stamping and assembly operations. Within the leaf spring segment of our business our main competitor is Rassini, Inc., and in the suspension segment of our business our major competitors are TRW, Inc., Dana Corp. and Benteler AG.

         We compete for business at the beginning of the development for new model platforms, as well as the redesign of current models. This process can begin from two to five years prior to the introduction of the new model. After the customer awards a program, that supplier is generally designated as the sole source supplier for the life of that program, which typically lasts 4 to 5 years for passenger cars and up to 10 years for trucks (particularly for unexposed structural components and assemblies).

EMPLOYEES

         At March 31, 1999, we employed approximately 5,100 persons in the United States, Canada, Mexico, and France, approximately 1,187 are employed on a salaried basis and the balance are hourly employees. Substantially all of the hourly employees are represented by various local unions through collective bargaining agreements. These individual agreements which are from three to five years in length expire over the period September 1999 through February 2004.

         In 1994, prior to our acquisition, we experienced a two-week work stoppage at the Chatham, Ontario facility. Other than this event, we have not experienced any organized work stoppages at any time during the past ten years. At the present time, we believe that our relations with our employees are good.

REGULATORY MATTERS

         Our facilities and operations are subject to a wide variety of federal, state, local, and foreign environmental laws, regulations, and ordinances, including those related to air emissions, wastewater discharges, and chemical and hazardous waste management and disposal ("Environmental Laws"). Our operations also are governed by laws relating to workplace safety and worker health, primarily the Occupational Safety and Health Act, and foreign counterparts to such laws. In many jurisdictions, these laws are complex and change frequently. The nature of our operations exposes us to risks of liabilities or claims with respect to environmental and worker health and safety matters. There can be no assurance that material costs will not be incurred in connection with such liabilities or claims.

         Based on our experience to date, we believe that the future cost of compliance with existing Environmental Laws (or liability for known environmental claims) will not have a material adverse effect on our business, financial condition or results of operations. However, future events, such as changes in existing Environmental Laws or their interpretation, may give rise to additional compliance costs or liabilities that could have a material adverse effect on our business, financial condition or results of operations. Compliance with more stringent Environmental Laws, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing Environmental Laws, may require additional expenditures by the Company that may be material.

         Certain Environmental Laws hold current owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products ("Hazardous Substances"). Certain laws, including but not limited to the Comprehensive Environmental Response, Compensation & Liability Act ("CERCLA"), may impose joint and several liability on responsible parties. Because of our operations, the long history of industrial uses at some of our facilities, the operations of predecessor owners or operators of certain of the businesses, and the use, production, and releases of Hazardous Substances at these sites, we are affected by such liability provisions of the Environmental Laws. Several of our facilities have experienced some level of regulatory scrutiny in the past and are or may be subject to further regulatory inspections, future requests for investigation or liability for past disposal practices.

         Our Alma, Michigan plant is listed on the Michigan Department of Environmental Quality ("MDEQ") list of Michigan Sites of Environmental Contamination. Based on filings with the MDEQ by the current owner of the petroleum refinery which adjoins the Alma plant property, the refinery has been determined by the MDEQ to be the source of certain contamination existing in the eastern area of the Alma plant property. While we are currently conducting certain remedial activity at our Alma plant in connection with this contamination, we may have claims against the refinery owner relating to this contamination. While we do not expect to incur significant future costs in connection with this matter, we cannot guarantee that such future costs will not be material.

         The Resource Conservation and Recovery Act and the regulations thereunder ("RCRA") regulates the generation, treatment and disposal of hazardous wastes. In the mid-1980s, we entered into a Consent Agreement and Final Order, through a subsidiary, with the United States Environmental Protection Agency (the "EPA") relating to the final closure of a surface water impoundment area at the Alma plant under RCRA. We have remediated the impoundment soils and sediments and we have implemented a groundwater monitoring program with EPA approval under RCRA. A final closure report is expected to be submitted to the EPA in the near future. In addition, we are conducting soil investigation and groundwater monitoring, with MDEQ involvement, in a separate section of the Alma plant at which contaminants have been detected by our consultants. Both of these programs may be affected by the suspected contamination from the petroleum refinery described above. While future soil and/or groundwater remediation costs, if any, are not expected to be material, we cannot predict such costs with certainty and no guarantee can be made that these costs will not be material.

         We have been named as a potentially responsible party, along with several other companies, in connection with a former disposal facility located in the St. Louis, Michigan area. The State of Michigan has begun an investigation of this facility which we, along with certain other named parties, are monitoring. While the costs of investigation and remediation, if any, are not expected to be material, we cannot accurately estimate such costs at this time.

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

ITEM 2.  PROPERTIES.

         Our corporate headquarters, engineering, technical center and sales offices are currently located in Troy, a suburb of Detroit, Michigan, close to our core of North American automotive customers. Our manufacturing plants are strategically located near OEM manufacturing sites.

         We operate over 500 presses ranging from under 100 ton to 3,000 ton capabilities. We are capable of producing components and assemblies from the smallest brackets to full-size, Class A door and closure panels with our unique wide-bed (180 inch), automated press line. Production systems include welding robots, pick and place robots and other state-of-the-art automation, as well as autophoretic, cataphoretic and hunting corrosion resistant coating systems.

         As OEMs have increased quality standards and implemented just-in-time and sequenced delivery/inventory management methods, the consistency of quality, as well as the timeliness and reliability of shipments by OEM suppliers, have become crucial in meeting logistical demands of the OEMs and reducing operating costs of the supplier. We have responded by developing and adopting manufacturing practices that seek to maximize quality and eliminate waste and inefficiency in our own operations and in those of our customers. Our manufacturing and engineering capabilities enable us to design and build high-quality, efficient manufacturing systems, processes and equipment. We have invested heavily in our commitment to quality through education of employees and implementation of cost management and control systems from the plant floor up.

         All suppliers are required to meet numerous quality standards in order to qualify as a preferred and long-term supplier to the OEMs. The QS-9000 standards were developed by international and domestic automobile and truck manufacturers to ensure that their suppliers meet consistent quality standards that can be independently audited. The QS-9000 standards provide for the standardization and documentation of a supplier's policies and procedures to improve suppliers' efficiencies. The European automobile and truck manufacturers have developed similar standards to the QS-9000 standards (EAQF). We are QS-9000 certified and our operations in Europe are EAQF, QS-9000 and ISO 9002 certified.

         In addition to the QS-9000 standard, each OEM maintains its own certification or award system for preferred suppliers based on the supplier's demonstrated quality, delivery and certain commercial considerations. Ford requires that all suppliers receive its Q1 rating in order to quote for new production business. GM's Supplier of the Year Award provides certain competitive advantages to the recipients but is not a requirement for current GM suppliers to bid on new business. DaimlerChrysler allows suppliers who have received its Gold Pentastar Award to retain any current business when it is replaced by a new model without competitive bidding. Other OEMs maintain various award programs for their suppliers that recognize outstanding performance by the supplier. We have received DaimlerChrysler's Gold Pentastar Award for each of our facilities that have DaimlerChrysler as a customer. We have the Q1 rating from Ford at all plants that are required to have the Q1 rating.

         A summary of our major facilities, including the facilities of our less than majority owned affiliates is set forth below:

                                                    SIZE
                                                    ----
                        FACILITY                  (SQ. FT.)
                        --------                  ---------
                        Alma, Michigan             389,000
                        Argos, Indiana             386,000
                        Corydon, Indiana           200,000
                        Greencastle, Indiana       214,000
                        Hamilton, Indiana           85,000
                        Cambridge, Ontario         290,000
                        Masury, Ohio               150,000
                        Lapeer, Michigan            85,000
                        Prudenville, Michigan       76,000
                        Oscoda, Michigan            57,000
                        Chatham, Ontario           190,000
                        Wallaceburg, Ontario       240,000
                        Saltillo, Mexico(1)         20,000
                        Silao, Mexico(1)            42,000
                        Ramos Arizpe, Mexico(1)(2) 330,000
                        Troy, Michigan(1)           34,000
                        Douai, France (3)          600,000
                        St. Florent, France        431,000
                        Orbec, France              188,000
                        Valencia, Venezuela(4)     122,000

         (1) All properties above are owned, with the exception of the Silao, Saltillo, and Ramos Arizpe facilities and the Troy office. These properties are leased with lease expiration dates ranging from December 1999 to June 2005.
         (2) We have entered into a cross border asset usage facility for this location. This metal stamping and manufacturing center is under construction and will support the GM hood, door and underbody assembly platform as well as other customer opportunities.
         (3)  The Douai, France location has two facilities.
         (4) Owned by Metalurgica Carabobo, S.A., a Venezuelan joint venture of which we have a 49% interest.


         In March 1999 we announced the closure of our Hamilton, Indiana facility. The decision to close this facility was based on our rationalization of its current capacity and will result in fixed cost reductions and improved productivity through reallocation of production to other facilities during fiscal 2000. The costs associated with the closure had been previously reserved for and will therefore have no adverse impact on our financial results. We are currently redeploying production assets from this and other previously closed facilities to support recently awarded programs (e.g. GM door, hood and underbody assembly platform).


ITEM 3.  LEGAL PROCEEDINGS

         We are subject to various claims, lawsuits and administrative proceedings related to matters arising in the normal course of business. In the opinion of management, after reviewing the information that is currently available with respect to such matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect our financial position. See Item 1 "Business-Regulatory Matters".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended March 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS.

      There is no established trading market for any class of common equity of the Company. As of May 15, 1999, there were 20 shareholders of record of the Company's common stock.

      We have not paid cash dividends during the past two fiscal years and do not plan to pay cash dividends in the near term. We are restricted in our ability to pay dividends under certain debt covenants.

      The Company did not sell any equity securities during the year ended March 31, 1999 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth (i) the selected consolidated historical financial data of BMG North America Limited ("BMG" or the "Predecessor") for the year ended March 31, 1995 which was derived from the audited consolidated financial statements of the Predecessor, (ii) selected consolidated historical financial data of the Predecessor for the period from April 1, 1995 through October 27, 1995, and (iii) selected consolidated historical financial data of the Company from October 28, 1995 through March 31, 1996 and the years ended March 31, 1997, 1998, and 1999. The selected consolidated historical financial data for the year ended March 31, 1995, the period April 1, 1995 through October 27, 1995; and the period October 28, 1995 through March 31, 1996 was derived from the audited consolidated financial statements of the Predecessor and the Company not included herein. The selected consolidated historical financial data for the years ended March 31, 1997, 1998, and 1999 was derived from the audited consolidated financial statements of the Company, which are included elsewhere in this Report, together with the report of PricewaterhouseCoopers LLP, independent accountants. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the related notes and other financial information presented elsewhere in this Report.

                                                                            Historical
                                          ---------------------------------------------------------------------------
                                                          Predecessor                         Company
                                          ---------------------------------------------------------------------------
                                                            4/1/95-      10/28/95-
                                              3/31/95      10/27/95       3/31/96     3/31/97   3/31/98       3/31/99
                                          ---------------------------------------------------------------------------
                                                                   (Dollars in thousands)
         Statement of Operations Data:
         Net Sales                             $75,097      $49,043       $35,572    $136,861   $410,321    $591,645
         Gross Profit                            4,206        2,148         3,948      11,773     41,901      55,067
         Selling, General and Administrative     4,554        3,922         2,235       7,685     21,839      32,770
         Restructuring Provision                     -            -             -           -      1,610       1,151
         Gain on Sale of Equipment                   -            -             -           -     (1,602)       (777)
         Equipment Impairment and
               Nonrecurring charges (a)              -            -             -         287         --
                                              -----------------------------------------------------------------------
         Operating Income (Loss)                  (348)      (1,774)        1,713       3,801     20,054      21,923
         Interest Expense                        1,267        1,048         1,096       3,388     10,710      20,903
         Other Income (Expense)                      -            -             -       2,201        321       4,445


         Income (Loss) Before Income Taxes      (1,615)      (2,822)          617       2,614      9,665       5,465
         Provision (Benefit) for Income Taxes     (349)        (938)          202       1,065      4,074       2,312
                                              -----------------------------------------------------------------------


         Net Income (Loss)                    $ (1,266)     $(1,884)         $415      $1,549     $5,591      $3,153
                                              =======================================================================


         Net Income (Loss) per share                $-           $-         $9.10       $9.37     $13.74      $ 5.92

         Balance Sheet Data (end of period):
         Cash and Cash Equivalents                  $-           $-            $-      $9,671    $18,321     $19,008
         Accounts Receivable                     9,835       13,312         8,338      47,626     65,273     152,281
         Inventories                             4,170        4,429         3,719      13,411     21,305      48,104
         Total Assets                           41,523       59,770        49,200     243,694    320,032     542,930
         Total Debt                             12,907       23,233        26,758      99,829    139,448     263,862
         Redeemable Preferred Stock                  -            -             -      39,300     40,192      40,319
         Total Shareholder Equity               10,833        9,329           935(b)    2,341      6,118         928
         OTHER DATA:
         Depreciation and amortization          $1,413         $919         $687       $5,041    $20,279     $25,450
         Capital Expenditures                    4,284        5,111         3,466       3,326     16,723      33,625
         EBITDA (c)                             $1,065       $(855)        $2,400     $11,043    $40,654     $51,818
         Gross Margin (d)                         5.60%        4.38%        11.10%       8.60%     10.21%       9.31%

------------------------

(a) This provision includes income before taxes for the discontinuance of Laserweld International, L.L.C. and Parallel Group International, Inc. Management does not anticipate that these costs will be a part of future operations.
(b) The reduction in equity of $8.4 million from October 27, 1995 to March 31, 1996, is primarily a result of the elimination of the Predecessor's equity as a part of the purchase accounting adjustments made upon the acquisition of the Predecessor on October 27, 1995.
(c) EBITDA is defined as income (loss) before interest, income taxes, depreciation and amortization. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities for the purpose of analyzing the Company's operating performance, financial position and cash flows.
(d) Gross margin is defined as gross profit as a percent of net sales for each of the applicable periods.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

               The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Report. The historical financial information for the Company has been impacted by several recent acquisitions. The historical information for the fiscal year ended March 31, 1999 includes the complete results of operations for Lobdell Emery Corporation ("Lobdell"), which was acquired on January 10, 1997, Howell Industries, Inc. ("Howell"), which was acquired on August 13, 1997, RPI Holdings, Inc. ("RPIH"), which was acquired on November 25, 1997, and the suspension division of Eaton Corporation (the "Suspension Division"), which was acquired on April 1, 1998 and includes only a portion of the operating results of Cofimeta, which was acquired on February 5, 1999. Each was accounted for using the purchase method of accounting. The historical information for the fiscal year ended March 31, 1998 includes only a portion of the results of operations for Howell and RPIH, and does not include the operating results of the Suspension Division. The historical information for the fiscal year ended March 31, 1997 includes only the results of operations of Lobdell for the period subsequent to its acquisition.

     Fiscal Year Ended March 31, 1999 Compared to Fiscal Year Ended March 31,
1998

               Net Sales -- Net sales for the year ended March 31, 1999 were $591.6 million. This represents an increase of $181.3 million as compared to net sales for the fiscal year ended March 31, 1998 of $410.3 million. Net sales for the fiscal year ended March 31, 1998 included net sales of Howell only from the acquisition date of August 13, 1997 through March 31, 1998 and net sales of RPIH only from the acquisition date of November 25, 1997 through March 31, 1998. The increase for the year was due principally from the incremental sales for Howell and RPIH as well as the acquisitions of the Suspension Division and Cofimeta ($197.9 million). Net sales also increased as a result of the strength of light truck and sport utility vehicle production, specifically the T300 and F Series platforms and C/K door volumes. Sales increases were offset during the year by the effect of the GM strike ($12.7 million), the delayed launch of the WIN126 platform ($4.3 million), and the discontinuation of certain customer platforms. On a pro forma basis, had the net sales from all acquisitions been included for the entire fiscal 1999, net sales would have been $772.9 million.

              Gross Profit -- Gross profit was $55.1 million or 9.3% of net sales for the year ended March 31, 1999 as compared to $41.9 million or 10.2% of net sales for the year ended March 31, 1998. This represents an increase of $13.2 million as compared to the prior year. The gross profit increase is related to the incremental sales resulting from the acquisitions, combined with operating improvements made throughout the year on existing as well as acquired sales. Gross Profit was unfavorably impacted by the GM strike ($5.2 million), the delay in the WIN126 launch ($1.6 million), and the reduction in steel scrap resale prices ($4.8 million). Gross Profit was adversely impacted by investments made for program launches (closure panels and rear underbody components for a new platform in Mexico, Saturn LS, WIN126) and by investments made for capacity rationalization. Continued efforts are being made through plant and capacity rationalization and maximization of asset utilization to improve the overall performance of operations.

               Selling, General and Administrative Expenses ("SG&A") -- SG&A expenses were $32.8 million or 5.5% of net sales as compared to $21.8 million or 5.3% for the year ended March 31, 1998. The increase as a percentage of net sales is primarily due to the support of current program launches (CAMI, Saturn and Ford) as well as the resources necessary to support the newly awarded programs for General Motors (closure panels and rear underbody components for a new platform to be assembled solely in Mexico and chassis components for the North American production of global platforms). We intend to invest in the necessary resources to support customer engineering requirements and global program management needs.

               Operating Income -- Income from operations was $21.9 million or 3.7% of net sales for the year ended March 31, 1999 as compared to $20.1 million or 4.9% of net sales for the year ended March 31, 1998. For fiscal 1999, operating income benefited from the growth in the light truck and SUV programs as well as acquisitions completed during the year. The decrease in operating margin reflects the effects mentioned above (GM strike, WIN126 launch delay, scrap resale price reductions) as well as the effects of restructuring provisions. These restructuring provisions are expected to be offset by future benefits including fixed cost reduction, equipment redeployment and productivity improvements resulting in increased capacity utilization.

               Other Income - Other income for the year ended March 31, 1999 was $4.4 million or 0.7% of net sales compared to other income of $0.3 million or 0.1% of net sales for the year ended March 31, 1998. The increase was due primarily to the sale of marketable securities held for strategic purposes and income from the joint venture interest in Metalcar.

               Interest Expense - The increase in expense of $10.2 million was due primarily to the issuance of the $35.0 million of 10 1/8% Senior Subordinated Notes Due 2007, Series B (the "Series B Notes") on April 1, 1998, and the issuance of $40.0 million of 10 1/8% Senior Subordinated Notes due 2007, Series C (the "Series C Notes") on December 8, 1998. The Series B Notes and Series C Notes represent incremental borrowings issued at effective interest rates of approximately 9.25% and 9.685% respectively. The balance of the increase can be attributed to the impact of the General Motors strike on operating cash flow and the interim financing of customer tooling for current program launches.

               Income Tax -- Income tax expense was $2.3 million for the period ended March 31, 1999 as compared to $4.1 million for the year ended March 31, 1998. The decreased income tax of $1.8 million is a result of the reduction of income as explained previously.

               Net Income - Due to the foregoing, net income was $3.2 million or 0.5% of net sales for the year ended March 31, 1999 as compared to $5.6 million or 1.4% of net sales for the year ended March 31, 1998.

     Fiscal Year Ended March 31, 1998 Compared to Fiscal Year Ended March 31,
1997

               Net Sales -- Net sales for the year ended March 31, 1998 were $410.3 million. This represents an increase of $273.4 million as compared to net sales for the fiscal year ended March 31, 1997 of $136.9 million. Net sales for the fiscal year ended March 31, 1997 included net sales of Lobdell only from the acquisition date of January 10, 1997 through March 31, 1997. The increase for the year was due principally from the Lobdell, Howell and RPIH acquisitions ($269.8 million). The balance of the increase is related primarily to the strength of light truck and SUV production, partially offset by the discontinuance of certain customer platforms. On a pro forma basis, had the net sales from all acquisitions been included for the entire fiscal 1998, net sales would have been $453.7 million.

               Gross Profit -- Gross profit was $41.9 million or 10.2% of net sales for the year ended March 31, 1998 as compared to $11.8 million or 8.6% of net sales for the year ended March 31, 1997. This represents an increase of $30.1 million as compared to the prior year. The gross profit increase is related to the incremental sales resulting from the acquisitions, combined with operating improvements made throughout the year on existing as well as acquired sales. The increase in gross margin is a result of operating improvements through employment and cost reductions, productivity improvements, increased capacity utilization, quality improvements and production schedule attainment. The increased gross profit was partially offset by costs associated with the conversion of Canadian operations to transfer and robotic technology, startup of the Mexican operations and costs associated with the launch of future platforms (Saturn LS, Windstar and Ford Heavy duty pickup (PN 131) ).

               Selling, General and Administrative Expenses ("SG&A") -- SG&A expenses were $21.8 million or 5.3% of net sales as compared to $7.7 million or 5.6% for the year ended March 31, 1997. The decrease as a percentage of net sales was a result of the efficiencies derived through acquisition integration and cost reduction programs. The financial and administrative functions were consolidated into the Troy office, thereby allowing for the closure of the Alma and Southfield administrative offices. The increase in expenditures is primarily due to the overall growth of the organization during the year and the need to provide the necessary resources to support customer engineering support, global program management and the continued growth initiatives of the organization.

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

               Other Income - Other income for the year ended March 31, 1998 was $0.3 million or .07% of net sales as compared to $2.2 million or 1.6% of net sales for the year ended March 31, 1997. The decrease was due primarily to foreign currency exchange transactions gains recorded in fiscal 1997 that were not present in fiscal 1998.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

               Net income adjusted for non-cash charges generated approximately $16.4 million of cash for the year ended March 31, 1999. Cash increased during the period based on overall increases in trade accounts payable of $29.0 million, and accrued expenses, income taxes payable, and other non-current liabilities of $13.2 million. Cash also increased due to an overall decrease in prepaid expenses and other current assets of $4.3 million. The increase in cash was offset by an increase in trade accounts receivable of $38.7 million, an increase in inventory of $2.7 million, an increase in reimbursable tooling of $4.5 million, an increase in other non-current assets of $4.1 million, and a decrease in restructuring reserve of $7.1 million. During the year, the Company used approximately $96.0 million for investing activities, including the acquisitions of the Suspension Division and Cofimeta, offset primarily by the net proceeds from the sale of an equity interest in a publicly traded automotive supplier. The overall cash requirements were funded by approximately $98.4 million of incremental borrowings.

               On May 14, 1999, we entered into an amended and restated credit agreement with NBD Bank, on behalf of itself and as agent for a syndicate of other lenders, providing for a $35.0 million revolving credit facility to finance customer tooling, a $30.0 million term loan and a $110.0 million revolving credit facility (the "Senior Credit Facility"). At March 31, 1999, we had no borrowings under the working capital revolver, no borrowings under the tooling revolver and $4.7 million in outstanding letters of credit to support certain Industrial Development Revenue Bonds and workers compensation commitments. Approximately $140.3 million was available under the revolver at March 31, 1999, reduced for the effect of the Letters of Credit, including $35.0 million available under the revolver for customer tooling. At June 1, 1999 we had approximately $127.0 million available under the Senior Credit Facility. The obligations under the Senior Credit Facility are secured by substantially all of our assets and the assets of certain of our subsidiaries. The Senior Credit Facility contains certain customary covenants, including reporting and other affirmative covenants, financial covenants, and negative covenants, as well as customary events of default, including non-payment of principal, violation of covenants, and cross-defaults to certain other indebtedness, including the indebtedness evidenced by the notes described below.

               During fiscal 1998, we received net proceeds of $37.6 million from the offering of $125.0 million of 10 1/8% Senior Subordinated Notes due 2007 ("the Series A Notes"), after payment of approximately $83.1 million to refinance existing indebtedness and approximately $4.3 million in issuance costs. We used approximately $23.2 million and $2.5 million respectively toward the acquisitions of Howell and RPIH and related expenses. The remainder of the proceeds were used for general corporate purposes and in part to fund the acquisition of the Suspension Division. The balance of the Suspension Division acquisition was funded by the issuance of the Series B Notes, which were issued April 1, 1998 and are substantially identical to, and rank pari passu in right of payment with Series A Notes. On December 8, 1998 we issued the Series C Notes. The net proceeds received from this offering were $41.5 million and were used to repay borrowings under the Senior Credit Facility and for working capital and other general corporate purposes. The Series C Notes are substantially identical to, and rank pari passu in right of payment with the Series A and Series B Notes (together with the Series C Notes, "the Notes").

               On June 9, 1999 we completed an exchange offer for our outstanding Notes. Pursuant to the exchange offer, all of the Series C Notes and $159.6 million aggregate principal amount of the Series A and Series B Notes were exchanged for our registered 10 1/8% Senior Subordinated Notes due 2007, Series D, which are substantially identical to, and rank pari passu in right of payment with the Notes.

               We believe the proceeds of the Notes have enhanced our ability to meet our growth and business objectives. However, interest payments on the Notes will represent a significant liquidity requirement for us. We are required to make scheduled semi-annual interest payments on the Notes of approximately $10.1 million on June 15 and December 15 each year until their maturity on June 15, 2007 or until the Notes are redeemed.

               Cash outlays for capital expenditures were $33.6 million, or 5.7% of net sales for the year ending March 31, 1999 as compared to $16.7 million, or 4.1% of net sales for the year ended March 31, 1998. The increase of $16.9 million was due primarily to the Saturn LS program launch ($6.1 million), the redeployment of a press line to Argos, Indiana ($3.6 million) and the addition of a third press line in Masury, Ohio ($2.1 million). Other capital expenditures related to press equipment and rebuilds, safety and maintenance equipment, automation and other productivity improvement expenditures, and other items including computers and welding equipment.

               For fiscal 2000, our capital expenditures are expected to be $35.8 million, consisting of a $23.3 million investment to support new business and increase capacity, $7.2 million for maintenance, rebuilds and improvements, and $5.3 million in other expenditures, including health, safety, environmental and maintenance items.

               We believe that cash generated from operations, together with amounts available under the Senior Credit Facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. Our future operating performance and ability to service or refinance the Notes and to extend or refinance our other indebtedness will be subject to future economic conditions and to financial, business and other factors that are beyond our control.

RAMOS ARIZPE - MEXICO FACILITY

               On March 31, 1999 we entered into a cross-border asset usage facility through a wholly-owned Mexican subsidiary for the acquisition of new equipment for and construction of a new facility being built in Ramos Arizpe, Mexico. Under U.S. Generally Accepted Accounting Principles, this transaction is classified as an operating lease. The approximately 330,000 sq. ft. facility will support a General Motors hood, door and underbody assembly program (SUV/ Hybrid vehicle) slated to begin production in April 2000. The program is expected to generate approximately $90.5 million of sales when in full production. We were awarded substantially all closure panels and rear underbody components for the program. Plant rationalization has allowed for the transfer of equipment already owned to the facility. The lease payments for the facility will be approximately $5.6 million per year. The award of the program is in line with our expected growth into Mexico and is seen as key to our future success in that country.


IMPACT OF GM STRIKE

         During a portion of the fiscal year ended March 31, 1999, substantially all of GM vehicle production was shut down due to two local strikes in Flint, Michigan. GM is a significant customer of ours and the prolonged shutdown had an adverse effect on our results of operations for the fiscal year ended March 31, 1999. We took all steps necessary to lessen the overall impact. The effect of the strike on this period was as follows:

                                            Fiscal Year Ended
                                             March 31, 1999
                                           ---------------------
                                           (dollars in millions)
                  Sales                            $(12.7)
                  Gross Profit                       (5.2)
                  Net Income                         (3.1)
                  EBITDA                             (5.2)


YEAR 2000

         We are aware of the potential impact of the millennium change on business. In response, we have created a Year 2000 project team to perform inventory, remediation, and testing of possibly affected systems. The Year 2000 project team is coordinated at the corporate level with support from senior management. Key individuals at the facility level are executing the Year 2000 efforts. We have also employed some external Year 2000 contractors to assist with compliance in some areas. We are following the Year 2000 guidelines set forth by the Automotive Industry Action Group ("AIAG") and are reporting Year 2000 status quarterly to the AIAG.

         We have broken the Year 2000 program into the following assessment areas: business computer systems, desktop computing, network infrastructure, voice systems, shop floor systems, non-information technology items, and suppliers/business partners. As it relates to the AIAG areas for evaluation, we do not have dedicated product-testing facilities nor do our products contain any computer chips. We have completed a significant portion of Year 2000 remediation with the remainder to be finalized by July 31, 1999. In addition, we are committed to complete Year 2000 testing between March 31, 1999 and September 31, 1999. We will continue Year 2000 compliance testing throughout 1999 to ensure that regression does not occur.

         We have completed a thorough assessment of all manufacturing, administrative and management software. We have begun to upgrade certain software modules and/or code to comply with AIAG Year 2000 guidelines and timing. At the same time, we are implementing new software where compliance through upgrade could not be achieved in either a timely or cost effective manner. We are on target and expect to achieve Year 2000 compliance for all of our software by July 31, 1999. Further, we initiated the move to a common software system as we continue the implementation effort across all facilities.

         We are assessing the Year 2000 readiness of our external suppliers, business partners, and service providers to ensure that business associations will not be negatively impacted by the Year 2000 date. We will use alternate sourcing and contingency planning in situations that threaten our ability to deliver products or conduct business. Since these other companies are in various stages of Year 2000 readiness, we will be monitoring their progress throughout 1999, assessing associated risks, and taking a course of action to ensure business continuity.

         In addition to efforts of our internal staff, we are using external resources to complete the project. The cost of external resources for 1998 totaled $0.3 million and the total capital spending for 1998 was $1.4 million of which, approximately $0.4 million relates to software projects. In 1999, the external costs were $0.4 million, which related to remediation activities derived from Year 2000 testing, and capital expenditures were $0.5 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates and interest rates. We conservatively manage these risks through the use of derivative financial instruments in accordance with management's guidelines.

         We enter into all hedging transactions for periods consistent with the underlying exposures. We do not enter into derivative instruments for trading purposes.

         Foreign Exchange. We enter into foreign currency forward contracts to protect ourselves from adverse currency rate fluctuations on foreign currency commitments. These commitments are generally for terms of less than one year. The foreign currency contracts are executed with banks that we believe are creditworthy and are denominated in currencies of major industrialized countries. The gains and losses relating to the foreign currency forward and option contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. We believe that any gain or loss incurred on foreign currency forward contracts is offset by the direct effects of currency movements on the underlying transactions.

         We have performed a quantitative analysis of our overall currency rate exposure at March 31, 1999. Based on this analysis, a 10% change in currency rates would not have a material effect on our earnings.

         Interest Rates. We generally manage risk associated with interest rate movements through the use of or combination of variable and fixed rate debt. Our exposure as a result of variable interest rates relates primarily to outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates.

         We have performed a quantitative analysis of our overall interest rate exposure at March 31, 1999. Based on this analysis, a 10% change in the average cost of our variable rate debt would not have a material effect on our earnings.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the name, age and position of each of the directors and executive officers of Oxford Automotive. Each director of Oxford Automotive will hold office until the next annual meeting of shareholders or until his successor has been elected and qualified. Officers of Oxford Automotive serve at the discretion of the Board of Directors.


NAME                       AGE                POSITIONS
Selwyn Isakow               47                Chairman of the Board of Directors
Rex E. Schlaybaugh, Jr      50                Vice Chairman of the Board of Directors and Secretary
Steven M. Abelman           48                Director, President and Chief Executive Officer
Manfred J. Walt             46                Director
Dennis K. Pawley            57                Director
Aurelian Bukatko            48                Senior Vice President-Chief Financial Officer


Larry C. Cornwall           51                Senior Vice President-Sales and Engineering
John H. Ferguson            50                Vice President-Financial Operations and Assistant Secretary


         Selwyn Isakow, Chairman of the Board of Directors. Mr. Isakow has been a director of Oxford Automotive since its inception in 1995, was the President of Oxford Automotive from 1995 to May 1997, and was appointed Chairman of the Board in May 1997. Since 1985, Mr. Isakow has been the President of The Oxford Investment Group, Inc. ("Oxford Investment"), a private investment and corporate development company that acquires majority equity positions on behalf of its principals in industrial products manufacturing, financial services, niche distribution and other selected companies. Mr. Isakow generally serves as Chairman of the Board and a director of all such portfolio companies. Mr. Isakow is also a director of Champion Enterprises, Inc. and Ramco Gershenson Properties Trust, and serves on the boards of numerous community organizations. From 1982 to 1985, Mr. Isakow was the Executive Vice President of Comerica Incorporated, a regional bank holding company, and from 1978 to 1982, was a principal at Booz, Allen and Hamilton, management consultants.

         Rex E. Schlaybaugh, Jr., Vice Chairman of the Board of Directors and Secretary. Mr. Schlaybaugh has been the Secretary and a director of Oxford Automotive since its inception in 1995 and was appointed Vice Chairman of the Board in May 1997. Mr. Schlaybaugh was appointed the Vice Chairman of Oxford Investment in May 1997. Mr. Schlaybaugh has been a member of the firm of Dykema Gossett PLLC since 1985. Mr. Schlaybaugh is also a director of certain other portfolio companies of Oxford Investment. Mr. Schlaybaugh is also a member of the Board of Directors of the Manufacturers Life Insurance Company (U.S.A.), the Michigan State Chamber of Commerce and is a Trustee of Oakland University.

         Steven M. Abelman, Director, President and Chief Executive Officer. Mr. Abelman has been President, Chief Executive Officer and a Director of Oxford Automotive since May 1997. Prior to joining Oxford Automotive, Mr. Abelman was Deputy Chief Executive Officer of Bundy International and President of Bundy North America ("Bundy"), an automotive supplier of brake and fuel delivery systems, from February 1996 until May 1997 and prior to that he was President of Bundy North America from September 1995 until February 1996. From December 1991 to September 1995, Mr. Abelman was Vice President and General Manager of Augat Wiring Systems, a manufacturer of automotive wiring systems and components.

         Manfred J. Walt, Director. Mr. Walt has been a director of Oxford Automotive since May 1997. Mr. Walt has been the Executive Vice President and Chief Financial Officer of Central Park Lodges Ltd., a Canadian assisted living company located in Toronto, Canada, since May 1998. From October 1997 to May1998, Mr. Walt was the Sr. Vice President of Gentra, Inc., a Real Estate Company based in Toronto, Canada. From 1989 to September 1997, Mr. Walt was the Managing Partner-Financial Services of Edper Brascan Corporation ("Edper"), a diversified natural resources, energy and property development company. Gentra, Inc. is an affiliate of Edper. From 1980 to 1989, Mr. Walt served in various capacities with Edper.

         Dennis K. Pawley, Director. Mr. Pawley was appointed a director of Oxford Automotive in January 1999. Mr. Pawley has been the President and Chief Operating Officer of Performance Learning, a consulting company located in Las Vegas, Nevada, since February 1999. From 1991 to 1998, Mr. Pawley served as the Executive Vice President of Manufacturing for DaimlerChrysler in Auburn Hills, Michigan.

         Aurelian Bukatko, Senior Vice President-Chief Financial Officer. Mr. Bukatko was appointed Senior Vice President-Chief Financial Officer of Oxford Automotive in February 1999. From December 1997 to February 1999, Mr. Bukatko was Corporate Treasurer of Hayes-Lemmerz International, a worldwide manufacturer of wheels, brake drums and rotors for motor vehicles. From August 1996 to November 1997, Mr. Bukatko served as Director of Global Currency Management for the Lear Corporation, a worldwide supplier of automotive interiors. From September 1991 to July 1996, Mr. Bukatko was the Treasurer and Financial Director, International for Lear Seating in Gustavsburg, Germany. Before joining Lear in 1991, Mr. Bukatko spent sixteen years at Inland Steel Industries, Inc. where he held various financial positions.

         Larry C. Cornwall, Senior Vice President-Sales and Engineering. Mr. Cornwall was appointed Vice President- Sales and Engineering of Oxford Automotive in May 1997. From October 1995 to May 1997, Mr. Cornwall was the Senior Vice President-Sales and Engineering at BMG. From 1991 to 1995, Mr. Cornwall was Vice President of Sales and Engineering at Veltri International, an automotive stamper.

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

BOARD COMMITTEES

         The Board of Directors have established an Executive Committee, an Audit Committee, and a Compensation Committee. The Executive Committee is responsible for exercising all of the duties of the Board of Directors that may lawfully be delegated to it by the Board of Directors under Michigan Law. The Executive Committee consists of Messrs. Isakow, Schlaybaugh and Abelman. The Audit Committee is responsible for reviewing with management our financial controls and accounting and reporting activities. The Audit Committee reviews the qualifications of our independent auditors, makes recommendations to the Board of Directors regarding the selection of independent auditors, reviews the scope, fees and results of any audit and reviews non-audit services and related fees. The Audit Committee consists of Messrs. Schlaybaugh and Walt. The Compensation Committee is responsible for the administration of all salary and incentive compensation plans for our officers and key employees, including bonuses. Salaries and bonuses will be reviewed by the Compensation Committee and will be adjusted in light of our performance, the responsibilities of each of our officers in meeting corporate performance objectives and other factors, such as length of service and subjective assessments. The Compensation Committee consists of Messrs. Isakow and Walt.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth certain information as to the compensation earned by our Chief Executive Officer and our four other most highly paid officers (the "Named Executive Officers") for the last three fiscal years.

                           Summary Compensation Table

                                                             Annual Compensation

                                               ------------------------------------------------
    Name and Principal                                                                          All Other Compensation (1)
         Position                 Year               Salary ($)               Bonus ($)                   ($)
------------------------------------------------------------------------------------------------------------------------
Steven M. Abelman,                1999                $291,669                 $74,500                   $2,687
President and CEO (2)             1998                 230,769                 150,000                      937
                                  1997                    -                        -                        -

Selwyn Isakow,                    1999                 108,333                  37,500                      -
Chairman (3)                      1998                  95,577                 101,250                      -
                                  1997                    -                        -                        -

Rex E. Schlaybaugh, Jr.,          1999                 150,000                  37,500                      -
Vice Chairman (4)                 1998                 138,462                 101,250                      -


                                  1997                    -                        -                        -

Larry C. Cornwall, Senior         1999                 199,583                  37,500                    2,069
Vice President - Sales            1998                 161,846                  68,000                    2,354
and Engineering                   1997                 124,196                  36,000                      -

Donald C. Campion, Senior         1999                 182,159                     -                      2,862
Vice President and CFO (5)        1998                 147,808                  52,500                    1,113
                                  1997                    -                        -                        -

         (1) "All Other Compensation" is comprised of contributions made by the Company to the accounts of each of the Named Executive Officers under the Company's 401K Plan. The amount for Mr. Campion includes $1,500 he received in connection with his separation from the Company. The Company has agreed to pay Mr. Campion an additional $50,000 in connection with such separation during the current fiscal year.
         (2) Mr. Abelman was appointed President and Chief Executive Officer in May 1997. See "-Employment Agreements."
         (3) Mr. Isakow was the President of the Company from its inception until May 1997, for which he did not receive any compensation from the Company. Steven M. Abelman was appointed President and Chief Executive Officer in May 1997. Mr. Isakow received compensation during the last two fiscal years in connection with his position as Chairman of the Board of the Company.
         (4) Mr. Schlaybaugh did not receive any compensation from the Company prior to the 1998 fiscal year.
         (5) Mr. Campion was appointed Senior Vice President-Chief Financial Officer of Oxford Automotive in July 1997 and resigned from his position with Oxford Automotive on February 6, 1999. See "--Employment Agreements."


EMPLOYMENT AGREEMENTS

         As of May 1, 1997, Oxford Automotive and Steven M. Abelman entered into an Employment and Noncompetition Agreement. The agreement provides that Mr. Abelman will serve as President and Chief Executive Officer of Oxford Automotive on an "at-will" basis. The agreement provides that Mr. Abelman will receive an annual base salary, will be eligible to receive a bonus of up to 60% of his salary as determined by the Board of Directors of Oxford Automotive, and will be entitled to certain fringe benefits. Mr. Abelman has also agreed not to compete with the Company during the period of his employment and for two years following the termination of his employment. Upon the termination of his employment without cause, Mr. Abelman is entitled to severance payments equal to 1.5 times his annual base salary.

         On November 24, 1995, BMG and Larry C. Cornwall entered into an Employment Agreement. The agreement provides that Mr. Cornwall will serve as Senior Vice President-Sales and Marketing of BMG on an "at-will" basis. Mr. Cornwall has subsequently been appointed as Senior Vice President-Sales and Engineering of Oxford Automotive. The agreement provides that Mr. Cornwall will receive an annual base salary, will be eligible to receive a bonus of up to 35% of his salary as determined by the Board of Directors of BMG, will be eligible to participate in the Company's profit sharing plan, and will be entitled to certain fringe benefits. Upon the termination of the agreement, Mr. Cornwall will be entitled to continue to receive his base salary for the longer of three months or the Canadian statutory requirement.

         As of July 21, 1997, Oxford Automotive and Donald C. Campion entered into an Employment and Noncompetition Agreement. The agreement provided that Mr. Campion would serve as Senior Vice President-Chief Financial Officer of Oxford Automotive on an "at-will" basis. The agreement provided that Mr. Campion would receive an annual base salary, would be eligible to receive a bonus of up to 50% of his salary as determined by the

Board of Directors of Oxford Automotive, and would be entitled to certain fringe benefits. Mr. Campion also agreed not to compete with the Company during the period of his employment and for two years following the termination of his employment. Upon his resignation, Mr. Campion agreed to certain severance arrangements with the Company, and his shares were repurchased in accordance with his Employment and Noncompetition Agreement.

         See also Item 13 "Certain Relationships and Related Transactions."

DIRECTOR COMPENSATION AND ARRANGEMENTS

         We pay fees to our non-employee directors of up to $2,000 per meeting and reimburse the out-of-pocket expenses related to directors' attendance at each Board and committee meeting. In addition, we may elect to adopt a non-employee director option plan or other similar plan to provide for grants of stock options or other benefits as a means of attracting and retaining highly qualified independent directors for the Company. Members of the Board of Directors are elected pursuant to certain shareholder agreements by and among the Company and certain of its shareholders. See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         On August 4, 1997 a Compensation Committee, whose members are Selwyn Isakow and Manfred Walt, was appointed by the Board of Directors. Mr. Isakow is our Chairman and was our President from our inception in 1995 to May 1997. Pursuant to the terms of the Indentures for our outstanding 10 1/8% Senior Subordinated Notes due 2007, we are not permitted to enter into any transaction (including employee compensation arrangements) with any Affiliate (as defined) unless the transaction is arm's length and, if the transaction involves amounts in excess of $1 million in any one year, the terms of the transaction are set forth in writing and approved by a majority of the disinterested members of the Board of Directors. For similar transactions in excess of $5 million in any one year, an opinion of a recognized investment banking firm that such transaction is fair, from a financial standpoint, is also required.

         Mr. Isakow controls Oxford Investment, a private investment and corporate development company and Mr. Schlaybaugh is the Vice Chairman of Oxford Investment. We have entered into a management agreement with Oxford Investment. Pursuant to the terms of this management agreement, Oxford Investment performs various consulting, management and financial advisory services on our behalf. We pay Oxford Investment a monthly management fee of $83,334 and will pay an investment banking fee, for acquisitions of $2.5 million or more, of 1.0% or 1.25% (for acquisitions outside of North America) of the aggregate acquisition cost for advice and assistance in connection with such acquisition, with a minimum fee of $200,000. No investment banking fee will be paid to Oxford Investment in connection with acquisitions for aggregate consideration of less than $2.5 million. The initial term of the agreement will end on December 31, 2001, but will automatically extend for additional one-year periods thereafter unless either party terminates the agreement. In addition, pursuant to the management agreement, Oxford Investment licenses to us the name "Oxford Automotive" which is owned by Oxford Investment.

         During the fiscal year ended March 31, 1999, we paid Oxford Investment management fees and expenses of approximately $1.076 million, and investment banking fees of $1.747 million.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of May 15, 1999, there were 309,750 issued and outstanding shares of the Common Stock, without par value, of the Company (the "Common Stock"). The following table sets forth information as of May 15, 1999 with respect to the Common Stock beneficially owned by each of our directors, the Named Executive Officers, all of our directors and executive officers as a group, and by other holders known to us as having beneficial ownership of more than 5% of the Common Stock. Selwyn Isakow and our other shareholders have entered into certain agreements, each of which contain substantially identical terms, the result of which gives Mr. Isakow voting control over 100% of the Common Stock, except under certain circumstances. See "-- Shareholder Agreements." Unless otherwise specified, the address for each person is 1250 Stephenson Highway, Troy, Michigan 48083.

                                                                              NUMBER OF         PERCENT
                 NAME AND ADDRESS OF BENEFICIAL OWNER                           SHARES          OF CLASS
                 ------------------------------------                           ------          --------
                 Selwyn Isakow (1)..............................              162,584             52.49%
                 2000 N. Woodward Avenue, Suite 130,
                 Bloomfield Hills, Michigan  48304
                 Rex E. Schlaybaugh, Jr ........................               20,900              6.75%
                 2000 N. Woodward Avenue, Suite 130,
                 Bloomfield Hills, Michigan  48304
                 Steven M. Abelman (2) .........................               12,326              3.98%
                 Manfred J. Walt ...............................                2,300              0.74%
                 175 Boor St., E., S. Tower, Suite 601
                 Toronto, Ontario, Canada  M4W 3R8
                 Dennis K. Pawley                                               N/A                 N/A
                 7000 Las Vegas Blvd. N.
                 Las Vegas, Nevada 89115
                 Aurelian Bukatko...............................                3,000              0.97%
                 Larry C. Cornwall .............................                7,000              2.26%
                 Robert H. Orley ...............................               20,600              6.65%
                 2000 N. Woodward Avenue, Suite 130,
                 Bloomfield Hills, Michigan  48304
                 Gregg L. Orley ................................               20,600              6.65%
                 2000 N. Woodward Avenue, Suite 130,
                 Bloomfield Hills, Michigan  48304
                 All directors and officers as a group (8 persons) (1)(2)     213,310             68.96%

                 (1) Includes 140,124 shares owned by Hilsel Investment Company Limited Partnership, of which Tridec Management, Inc. is General Partner. Mr. Isakow is the President and a shareholder of Tridec Management, Inc. In addition, Mr. Isakow may be deemed to be the beneficial owner of all of the outstanding shares of Common Stock as a result of certain voting power over such shares pursuant to the shareholder agreements described below and certain purchase options that may be exercised by Mr. Isakow with respect to 49,450 outstanding shares of Common Stock.

                 (2) Mr. Abelman's Employment and Noncompetition Agreement with Oxford Automotive provides Oxford Automotive or its assigns with the right to repurchase his shares of Common Stock if his employment is terminated for any reason.



SHAREHOLDER AGREEMENTS

         Each holder of Common Stock is a party to a shareholder agreement that provides for certain restrictions on transfer by shareholders and grants certain other shareholders the option to purchase the shares of a shareholder upon his death. Each surviving shareholder has the right to exercise this option within 30 days of the death of a shareholder. The exercising shareholders will divide the deceased shareholder's shares as they agree or, if they are not able to agree, pro rata. If the exercising shareholders are not able to agree on a purchase price with the estate of the deceased shareholder, then the per share purchase price shall be the per share value of the Company based on the greater of the value of the Company as a going concern or on a liquidation basis, as determined by an independent appraisal. The purchase price shall be paid by an initial cash payment of up to 20% of the purchase price with the balance paid pursuant to a five-year, unsecured promissory note bearing interest at the prime rate. The agreements also provide that each shareholder will grant a proxy to Mr. Isakow to vote all of the shareholder's shares at any meeting of the Company; provided, however, that if holders of shares having a majority in interest of the shares of Common Stock determine that it is in the best interest of all of the shareholders to sell all or substantially all of the assets of the Company or to cause the Company to merge or consolidate with or into another corporation, Mr. Isakow shall exercise the proxies provided to him consistent with that decision. As a result, except as described above, Mr. Isakow has voting control over 100% of the Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As of March 31, 1997, Mr. Abelman issued a note to the Company in connection with his acquisition of shares of the Common Stock. The principal amount of the note was $130,000 and the note bears interest at the prime rate plus 1.0%, which rate is adjusted on March 31 of each year to reflect the then current prime rate. Principal and interest on the note is payable in equal annual installments with interest on the unpaid principal, with the final payment due May 31, 2002. As of March 31, 1999 the principal amount outstanding of the note was $104,000.

         On February 1, 1999 we entered into a Consulting Services Agreement (the "Consulting Agreement") with Performance Learning, Inc., a Nevada corporation,("Performance Learning"). Dennis K. Pawley, a director of Oxford Automotive is the President and Chief Operating Officer and a shareholder of Performance Learning. Under the Consulting Agreement, Performance Learning has agreed to provide consulting services to us for a one year period, which commenced on February 15, 1999. As compensation for such consulting services we will pay Performance Learning a $100,000 retainer, $5,000 per day for each day a principal of Performance Learning performs consulting services for the Company, and $1,000 per day for each day a non-principal of Performance Learning performs consulting services for the Company. The retainer is payable in two equal installments and the second installment will not be paid if we terminate the agreement after six months. We will pay additional amounts to reimburse Performance Learning for reasonable expenses it incurs in connection with performing the consulting services.

         See also Item 11 "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

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

     A list of Exhibits included as part of this report is set forth in the
     Exhibit Index that immediately precedes such exhibits and is incorporated herein by reference.

     (b) The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999:

             (i) Report on Form 8-K, dated February 5, 1999, was filed by the Company on February 18, 1999; such report contained information under Item 2 with respect to the acquisition of Cofimeta.

                             OXFORD AUTOMOTIVE, INC.

                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES


Description                                                                                         Page

Report of Independent Accountants ...............................................................   F-2

Consolidated Balance Sheets as of March 31, 1999 and 1998........................................   F-3

Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997..........   F-4

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity for the years
ended March 31, 1999, 1998 and 1997..............................................................   F-5

Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997..........   F-6

Notes to Consolidated Financial Statements ......................................................   F-7


Financial Statement Schedules:

                     II - Valuation and Qualifying Accounts

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Oxford Automotive, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income and changes in shareholders' equity and of cash flows present fairly, in all material respects,

the financial position of Oxford Automotive, Inc. and its subsidiaries (the

Company) at March 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended March 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Detroit, Michigan
May 24, 1999

OXFORD AUTOMOTIVE, INC.


CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
----------------------------------------------------------------------------------------------------------

                                                                                          MARCH 31,
                                                                                     1999         1998
ASSETS
Current assets
   Cash and cash equivalents                                                    $    19,008   $    18,321
   Trade receivables, net                                                           152,281        65,273
   Inventories                                                                       48,104        21,305
   Refundable income taxes                                                                          1,601
   Reimbursable tooling                                                              23,201        13,315
   Deferred income taxes                                                              3,669         4,399
   Unexpended bond proceeds                                                                         4,159
   Prepaid expenses and other current assets                                         18,225         2,803
                                                                                -----------   -----------
     Total current assets                                                           264,488       131,176
Marketable securities                                                                               8,627
Other noncurrent assets                                                              29,677        10,116
Deferred income taxes                                                                25,366         6,405
Property, plant and equipment, net                                                  223,399       163,708
                                                                                -----------   -----------

     TOTAL ASSETS                                                               $   542,930   $   320,032
                                                                                ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable                                                       $   109,343   $    52,214
   Accrued expenses and other current liabilities                                    54,444        17,050
   Restructuring reserve                                                              8,747         6,363
   Current portion of borrowings                                                     11,504        10,965
                                                                                -----------   -----------
     Total current liabilities                                                      184,038        86,592
Pension liability                                                                     7,069         4,727
Postretirement medical benefits liability                                            42,703        35,992
Deferred income taxes                                                                11,867        15,332
Other noncurrent liabilities                                                          3,648         2,596
Long-term borrowings - less current portion                                         252,358       128,483
                                                                                -----------   -----------
     Total liabilities                                                              501,683       273,722
                                                                                -----------   -----------
Commitments and contingent liabilities (Note 14)
Redeemable Series A $3.00 cumulative preferred stock, $100 stated value -
 457,541 shares authorized, 397,539 shares issued
 and outstanding in 1999 and 1998 (Notes 3 and 12)                                   40,319        40,192
                                                                                -----------   -----------
Shareholders' equity
   Common stock, no par value, 400,000 shares authorized; 309,750
    shares issued and outstanding at March 31, 1999 and 1998                          1,050         1,050
   Accumulated other comprehensive income                                            (6,705)          318
   Retained earnings                                                                  6,583         4,750
                                                                                -----------   -----------
     Total shareholders' equity                                                         928         6,118
                                                                                -----------   -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $   542,930   $   320,032
                                                                                ===========   ===========


The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
----------------------------------------------------------------------------------------------------------

                                                                       YEAR ENDED MARCH 31,
                                                          ----------------------------------------------
                                                              1999              1998              1997
Net sales                                                 $   591,645      $   410,321       $   136,861
Cost of sales                                                 536,578          368,420           125,375
                                                          -----------      -----------       -----------
   GROSS PROFIT                                                55,067           41,901            11,486
Selling, general and administrative                            32,770           21,839             7,685
Restructuring provision                                         1,151            1,610
Gain on sale of equipment                                        (777)          (1,602)
                                                          -----------      -----------       -----------
   OPERATING INCOME                                            21,923           20,054             3,801
Other income (expense)
   Interest expense                                           (20,903)         (10,710)           (3,388)
   Other                                                        4,445              321             2,201
                                                          -----------      -----------       -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                        5,465            9,665             2,614
Provision for income taxes                                     (2,312)          (4,074)           (1,065)
                                                          -----------      -----------       -----------
NET INCOME                                                      3,153            5,591             1,549

Accrued dividends and accretion on
 redeemable preferred stock                                     1,320            1,334               300
                                                          -----------      -----------       -----------

NET INCOME APPLICABLE TO COMMON STOCK                     $     1,833      $     4,257       $     1,249
                                                          ===========      ===========       ===========

NET INCOME PER SHARE (BASIC AND DILUTED)                  $      5.92      $     13.74       $      9.37
                                                          ===========      ===========       ===========



The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
 SHAREHOLDERS' EQUITY
(DOLLAR AMOUNTS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------

                                                                        ACCUMULATED
                                                                           OTHER
                                                          CAPITAL      COMPREHENSIVE       RETAINED
                                                           STOCK          INCOME           EARNINGS       TOTAL

BALANCES AT MARCH 31, 1996                              $     750        $   (230)        $     415     $    935
Comprehensive income
    Net income                                                                                1,549        1,549
    Foreign currency translation adjustments                                  (33)                           (33)
    Equity adjustment for minimum pension
     liability (net of tax of $12)                                            (18)                           (18)
                                                                                                        --------
    Comprehensive income                                                                                   1,498
Accrued dividends and accretion of
 redeemable preferred stock                                                                    (300)        (300)
Issuance of common stock, net of redemptions                  300                               (92)         208
                                                        ---------        --------         ---------     --------
BALANCES AT MARCH 31, 1997                                  1,050            (281)            1,572        2,341
Comprehensive income
    Net income                                                                                5,591        5,591
    Foreign currency translation adjustments                                 (623)                          (623)
    Unrealized gain on marketable securities                                  969                            969
    Equity adjustment for minimum pension
     liability (net of tax of $169)                                           253                            253
                                                                                                        --------
    Comprehensive income                                                                                   6,190
Accrued dividends and accretion of
 redeemable preferred stock                                                                  (1,334)      (1,334)
Excess of purchase price over predecessor
 basis                                                                                       (1,079)      (1,079)
                                                        ---------        --------         ---------     --------
BALANCES AT MARCH 31, 1998                                  1,050             318             4,750        6,118
Comprehensive income
    Net income                                                                                3,153        3,153
    Foreign currency translation adjustments                               (6,054)                        (6,054)
    Reclassification adjustment for net
     gains realized in net income                                            (969)                          (969)
                                                                                                        --------
    Comprehensive income                                                                                  (3,870)
Accrued dividends and accretion of
 redeemable preferred stock                                                                  (1,320)      (1,320)
                                                        ---------        --------         ---------     --------

BALANCES AT MARCH 31, 1999                              $   1,050        $ (6,705)        $   6,583     $    928
                                                        =========        ========         =========     ========


The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------

                                                                                   YEAR ENDED MARCH 31,
                                                                     ----------------------------------------------
                                                                         1999              1998             1997
OPERATING ACTIVITIES
Net income                                                           $     3,153      $     5,591       $     1,549
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
   Depreciation and amortization                                          25,450           20,279             5,041
   Deferred income taxes                                                  (7,963)             137             2,136
   Gain on sale of equipment                                                (777)          (1,586)             (195)
   Gain on sale of marketable securities                                  (3,459)
   Changes in operating assets and liabilities affecting cash
     Trade receivables                                                   (38,692)          (4,615)           (8,953)
     Inventories                                                          (2,718)           1,496              (299)
     Reimbursable tooling                                                 (4,502)          (7,368)           (1,601)
     Prepaid expenses and other assets                                     4,250              569               129
     Other noncurrent assets                                              (4,139)            (836)            3,544
     Trade accounts payable                                               28,971           11,416              (605)
     Accrued expenses and other liabilities                                6,533           (2,997)           (7,957)
     Restructuring reserve                                                (7,051)            (745)             (398)
     Income taxes payable/refundable                                       1,601            2,914              (199)
     Other noncurrent liabilities                                          5,087            1,731               (39)
                                                                     -----------      -----------       -----------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 5,744           25,986            (7,847)
                                                                     -----------      -----------       -----------
INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                             (75,080)         (24,219)           (9,309)
Purchase of property, plant and equipment                                (33,625)         (16,723)           (3,326)
Proceeds from sale of equipment                                            1,550            5,433               341
Purchases of marketable securities                                          (892)          (7,658)
Proceeds from sale of marketable securities                               12,009
                                                                     -----------      -----------       -----------
     NET CASH USED IN INVESTING ACTIVITIES                               (96,038)         (43,167)          (12,294)
                                                                     -----------      -----------       -----------
FINANCING ACTIVITIES
Issuance of share capital                                                                                       300
Proceeds from borrowing arrangements                                     108,544          126,653            78,823
Principal payments on borrowing arrangements                             (10,161)         (93,782)          (49,186)
Payment of preferred stock dividends                                      (1,194)          (1,193)
Debt financing costs                                                      (5,195)          (5,372)
Redemption and retirement of common stock                                                                       (92)
                                                                     -----------      -----------       -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                            91,994           26,306            29,845
                                                                     -----------      -----------       -----------
Effect of exchange rate changes on cash                                   (1,013)            (475)              (33)
                                                                     -----------      -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    687            8,650             9,671
Cash and cash equivalents at beginning of period                          18,321            9,671
                                                                     -----------      -----------       -----------

Cash and cash equivalents at end of period                           $    19,008      $    18,321       $     9,671
                                                                     ===========      ===========       ===========

Cash paid for interest                                               $    19,583      $     7,338       $     3,033
                                                                     ===========      ===========       ===========

Cash paid for income taxes                                           $     2,900      $     4,670       $         -
                                                                     ===========      ===========       ===========



The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


1.   NATURE OF OPERATIONS

     Oxford Automotive, Inc. (the Company) is a full-service supplier of metal stampings and welded assemblies used as original equipment components primarily by North American and European original equipment automotive manufacturers. The Company's products are used in a wide variety of sport utility vehicles, light and medium trucks, vans and passenger cars. The Company primarily operates from plants located in the United States, Canada, France and Mexico. The Company's hourly workforce is represented by various unions.

     Net sales to the Company's three primary customers as a percentage of total sales are as follows:


                                                     YEAR ENDED MARCH 31,
                                                 ----------------------------
                                                  1999       1998       1997

     General Motors Corporation                    47%        54%        62%
     Ford Motor Company                            35%        31%        17%
     DaimlerChrysler Corporation                   13%         9%        -


     Accounts receivable from General Motors Corporation, Ford Motor Company, DaimlerChrysler Corporation, and Renault represent approximately 33%, 20%, 14%, and 12% respectively, of the March 31, 1999 accounts receivable balance.

     Although the Company is directly affected by the economic well being of the automotive industry and customers referred to above, management does not believe significant credit risk exists at March 31, 1999. The Company does not require collateral to reduce such risk and historically has not experienced significant losses related to receivables from individual customers or groups of customers in the automotive industry.

2.   SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements of the Company include the accounts of Oxford Automotive, Inc. and its wholly-owned subsidiaries, BMG Holdings, Inc. (BMGH); Howell Industries, Inc. (Howell); Lobdell Emery Corporation (Lobdell); RPI Holdings, Inc. (RPIH); Oxford Automotive France (Oxford France); Oxford Automotriz de Mexico S.A. de C.V. (Oxford Mexico); Oxford Suspension, Inc.; and Oxford Suspension Ltd. Intercompany accounts and transactions have been eliminated.

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

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     FINANCIAL INSTRUMENTS
     At March 31, 1999 and 1998, the carrying amount of financial instruments such as cash and cash equivalents, trade receivables and payables and unexpended bond proceeds, approximated their fair values. The carrying amount of the borrowings at March 31, 1999 and 1998 approximated their fair values based on the variable interest rates available to the Company for similar arrangements, excluding the Senior Subordinated Notes, which had a fair value of $206,000 at March 31, 1999. The Company had outstanding forward foreign currency exchange contracts with a notional value of $49,150 at March 31, 1999.

     CASH EQUIVALENTS
     The Company considers all highly-liquid investments with maturity of three months or less when purchased to be cash equivalents.

     REVENUE RECOGNITION
     Revenue is recognized by the Company upon shipment of product to the customer.

     INVENTORIES
     Inventories are stated at the lower of cost or market. Cost is principally determined by the last-in, first-out (LIFO) method for the Company's United States operations and by the first-in first-out (FIFO) method for the Company's international operations.

     REIMBURSABLE TOOLING
     Reimbursable tooling represents net costs incurred on tooling projects for which the Company expects to be reimbursed by customers. Ongoing estimates of total costs to be incurred on each tooling project are made by management. Losses, if any, are recorded when known and in cases where billings exceed costs incurred, the related tooling gain is recognized upon acceptance of the tooling by the customer. Certain of the Company's tooling costs are financed through lending institutions and are reimbursed by customers on a piece price basis. These tooling assets are classified as either accounts receivable ($1,551 and $2,676 at March 31, 1999 and 1998, respectively) or equipment depending upon the ultimate title holder of the tooling assets.

     UNEXPENDED BOND PROCEEDS
     Unexpended bond proceeds in the accompanying consolidated balance sheet represent unexpended proceeds from the issuance of industrial development revenue bonds by Creative Fabrication Corporation (Creative), a wholly-owned subsidiary of Lobdell, as discussed in Note 8. Unexpended bond proceeds are invested in allowable money market accounts and commercial paper with a maturity of 90 days or less. During 1999, these funds were used to redeem a portion of the bonds outstanding.

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

     IMPAIRMENT OF LONG-LIVED ASSETS
     The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company recognizes impairment losses for assets or groups of assets where the sum of the estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of the related asset or group of assets. The amount of the impairment loss recognized is the excess of the carrying amount over the fair value of the asset or group of assets being measured.

     MARKETABLE SECURITIES
     Marketable securities at March 31, 1998, mainly composed of equity securities, are classified as available-for-sale securities and are reported at fair value using quoted market prices. Unrealized holding gains and losses are included as a separate component of shareholders' equity until realized. During fiscal year 1999 the Company sold its marketable securities, recognizing a gain before taxes of $3,459.

     EQUITY INVESTMENT
     As discussed in Note 3, the Company holds a 49% interest in Metalurgica Carabobo, S.A. (Metalcar), a Venezuelan joint venture. The Company accounts for this investment under the equity method. At March 31, 1999, this investment, classified in other noncurrent assets, is carried at $5,754 compared with underlying equity in net assets of $3,569. The difference between these amounts is amortized over 40 years. Cash dividends received from Metalcar in 1999 were $490.

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

     FOREIGN CURRENCY TRANSLATION
     The foreign currency financial statements of BMGH and Oxford France, where the local currency is the functional currency, are translated using exchange rates in effect at period end for assets and liabilities and at weighted average exchange rates during the period for operating statement accounts. The resulting foreign currency translation adjustments are recorded as a separate component of shareholders' equity. Exchange gains and losses resulting from foreign currency transactions are included in operating results during the period in which they occur.

     CHANGE IN ACCOUNTING PRINCIPLES
     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in the financial statements. This disclosure is included in the accompanying Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity. The Company has classified items of other comprehensive earnings by their nature in its financial statements. Prior years' financial statements have been classified to conform to these requirements.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Accumulated other comprehensive income consisted of the following components as of March 31:


                                                              1999        1998

     Foreign currency translation adjustments               $(6,705)     $  (651)
     Unrealized gain on marketable securities                                969
                                                            -------      -------

     Total accumulated other comprehensive income           $(6,705)     $   318
                                                            =======      =======

     The Company adopted SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement plans as described in
     Note 11. It does not change the measurement or recognition of such plans, but standardizes the disclosure requirements to the extent practical, requires additional information on changes in the benefit obligations and fair values of plan assets to facilitate financial analysis, and eliminates certain disclosures that are perceived to be no longer useful.

     The Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" during 1999. The SOP requires that the following costs be capitalized as a long-lived asset: external direct costs incurred in developing or obtaining internal-use software; payroll and related costs for employees who are directly associated with the internal-use software project (to the extent of their time spent directly on the project); and interest costs incurred in developing software for internal use. The proposed SOP also provides that training costs included in the purchase price of computer software be expensed as incurred. During fiscal year 1999, the Company capitalized $300 of internal costs in accordance with this statement that previously would have been expensed.

     RECLASSIFICATIONS
     Certain amounts from the prior year have been reclassified to conform with the current year presentation.

3.   ACQUISITIONS

     On January 10, 1997, the Company acquired Lobdell for aggregate consideration of $51,754, including acquisition expenses. The acquisition was financed through the issuance of preferred stock described in Note 12 and a term loan which was subsequently refinanced. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct cost of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and Lobdell's operating results have been included with those of the Company since the date of acquisition.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

3.   ACQUISITIONS (CONTINUED)

     On August 13, 1997, the Company acquired all of the outstanding common stock of Howell for approximately $23,700 in cash, including acquisition costs. The acquisition was financed through the proceeds of the subordinated notes described in Note 8. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct cost of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and Howell's operating results have been included with those of the Company since the date of acquisition.

     On November 25, 1997, Oxford purchased all of the outstanding common stock of RPIH for $2,500 in cash. The acquisition was financed through the proceeds of the senior subordinated notes described in Note 8. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. RPIH's operating results have been included with those of the Company since the date of acquisition.

     The majority shareholder of Oxford was also the majority shareholder of RPIH. The excess of purchase price over predecessor basis is a result of the common ownership by the majority shareholder of Oxford and represents the portion of the fair value of the net assets acquired in excess of their book value, multiplied by the majority shareholder's ownership percentage in RPIH. The Company has recorded this amount as a deduction from retained earnings in the accompanying statement of comprehensive income and changes in shareholders' equity.

     On April 1, 1998, the Company purchased the assets of the Suspension Division of Eaton Corporation (Suspension) for cash and acquisition expenses of approximately $54,350, including the investment in the Metalcar joint venture. The acquisition was financed through the proceeds of the Notes described in Note 8, including the issuance of $35,000 of Series B 10.125% Senior Subordinated Notes Due 2007. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct cost of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and Suspension's operating results have been included with those of the Company since the date of acquisition.

     The estimated fair market value of assets acquired and liabilities assumed is summarized as follows:

     Current assets                                                    $ 25,034
     Other noncurrent assets                                              7,337
     Goodwill                                                             4,165
     Property, plant and equipment                                       30,561
     Current liabilities                                                (10,946)
     Long-term liabilities                                               (1,801)
                                                                       --------

                                                                       $ 54,350
                                                                       ========


OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

3.   ACQUISITIONS (CONTINUED)

     On February 5, 1999, Oxford France acquired 100% of the shares of Cofimeta S.A. and approximately 99% of the shares of its four subsidiaries; Somenor S.A.; Aubry S.A.; Ecrim S.A.; and Socori Technologies S.A (collectively "Cofimeta"). Cofimeta was acquired for $37,045 million in cash, including acquisition costs, and deferred payments of $26,172. The acquisition was financed through proceeds from the Credit Agreement, as described in Note 8. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct cost of the acquisition have been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Management expects that the allocation will be finalized by the end of fiscal year 2000. Cofimeta's operating results have been included with those of the Company since the date of acquisition.

     The estimated fair market value of assets acquired and liabilities assumed is summarized as follows:


     Current assets                                                   $  93,651
     Property, plant and equipment                                       24,090
     Deferred tax asset                                                  12,616
     Current liabilities                                                (45,448)
     Long-term liabilities                                              (21,692)
                                                                      ---------

                                                                      $  63,217
                                                                      =========

     The following unaudited pro forma combined results of operations of the Company have been prepared as if the acquisitions of Howell, RPIH, Suspension, and Cofimeta had occurred at the beginning of fiscal 1999 and 1998. The pro forma information is not intended to be a projection of future results.


                                                         YEAR ENDED MARCH 31,
                                                         --------------------
                                                         1999           1998
                                                             (UNAUDITED)
     Net sales                                        $  766,747    $   765,194
     Net income (loss)                                $    6,827    $   (11,697)
     Net income (loss) applicable to common shares    $    5,507    $   (13,031)
     Net income (loss) per common share               $    17.78    $   (42.07)

     The foregoing unaudited pro forma results of operations reflect adjustments for additional interest expense related to the financing of the acquisitions and depreciation expense, as a result of the revaluation of property, plant and equipment, net of the related tax benefit.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


4.   ACCOUNTS RECEIVABLE

     Accounts receivable are comprised of the following at March 31:


                                                              1999       1998
     Trade receivables                                    $ 156,787    $ 65,673
     Less - allowance for doubtful accounts                  (4,506)       (400)
                                                          ---------    --------

     Trade receivables, net                               $ 152,281    $ 65,273
                                                          =========    ========

     Oxford France sells accounts receivable to various financial institutions for which it surrenders control. At March 31, 1999, the balance of account receivables transferred that remained uncollected was approximately $40,810. In addition, included in accounts receivable at March 31, 1999 are retention amounts and amounts factored but not yet financed for approximately $23,132.

5.   INVENTORIES

     Inventories are comprised of the following at March 31:


                                                              1999       1998
     Raw materials                                        $  23,154    $  6,737
     Finished goods and work-in-process                      28,646      15,135
                                                          ---------    --------
                                                             51,800      21,872
     LIFO and other reserves                                 (3,696)       (567)
                                                          ---------    --------

                                                          $  48,104    $ 21,305
                                                          =========    ========

     The Company does not separately identify finished goods from work-in-process.

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are comprised of the following at March 31:


                                                              1999        1998
     Land and land improvements                           $   7,492   $   5,432
     Buildings and improvements                              39,895      29,126
     Machinery and equipment                                195,576     140,095
     Construction-in-process                                 26,715      12,204
                                                          ---------   ---------
                                                            269,678     186,857
     Less - accumulated depreciation                        (46,279)    (23,149)
                                                          ---------   ---------

                                                          $ 223,399   $ 163,708
                                                          =========   =========

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

6.   PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

     Certain property with a net book value of $6,700 was idle at March 31, 1999. Management intends to redeploy these assets amongst its operating facilities and does not believe that the net book value of these assets is impaired at March 31, 1999.

     In 1999 and 1998, the Company sold assets acquired in connection with the acquisition of Lobdell and recorded gains on the sales of these assets of $600 and $1,602, respectively.

     As discussed in Note 10, certain of the Company's facilities were closed during the years ended March 31, 1999 and 1998. As management intends to sell these facilities, the net book value of the land and buildings, approximating $2,280, is classified in prepaid expenses and other current assets as of March 31, 1999 in the accompanying consolidated balance sheet.

7.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following at March 31:


                                                          1999           1998
     Employee compensation                            $   21,483    $     4,808
     Accrued income, value added and other taxes           9,683         (1,355)
     Accrued interest                                      6,276          3,627
     Accrued workers' compensation                         4,156          3,287
     Advances from customers                               2,085
     Accrued property taxes                                1,836          1,454
     Accrued medical benefits                              1,258          1,040
     Other                                                 7,667          4,189
                                                      ----------    -----------

                                                      $   54,444    $    17,050
                                                      ==========    ===========

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


8.   BORROWING ARRANGEMENTS
     Borrowings consist of the following at March 31:


                                                                                       1999              1998
     SERIES A, B & C 10.125% SENIOR SUBORDINATED NOTES DUE
      2007, OXFORD                                                                $     203,111    $      124,827
     BANK SYNDICATE - TERM LOAN, OXFORD
      Interest at variable rate over 30 day
     LIBOR (7.45% at
      March 31, 1999). Quarterly principal payments beginning
      July 1999, matures July 2004.                                                      30,000
     BANK SYNDICATE--REVOLVING CREDIT LINE, OXFORD
      Interest at prime rate
      (8.5% at March 31, 1998),
      repaid in full during fiscal 1999.                                                                    1,825
     SHARE PURCHASE OBLIGATION, OXFORD FRANCE
     Principal amount of $14,813 less unamortized discount
      of $1,867. Interest payable at 3%; discounted
      at 10%. Annual payments beginning February 2000,
      matures February 2002.                                                             12,946
     DEBT OBLIGATION, OXFORD FRANCE
     Principal amount of $6,583 less unamortized discount
      of $903. Interest payable at 2%; discounted
      at 10%. Annual payments beginning February 2000,
      matures February 2002.                                                              5,680
     CONTINUATION PLAN DEBT, OXFORD FRANCE
     Principal amount of $10,975 less unamortized discount
      of $4,511. Non-interest bearing; discounted at 10%.
      Annual payments beginning June 1999,
      matures June 2008.                                                                  6,464
     INDUSTRIAL DEVELOPMENT REVENUE BONDS, CREATIVE
      $8,500 issued September 27, 1995, floating rate interest
      (3.3% at March 31, 1999). Quarterly principal payments
      based on graduated maturity schedule. Backed by
      letter of credit                                                                    2,195             7,600
     Other                                                                                3,466             5,196
                                                                                  -------------    --------------
     Total                                                                              263,862           139,448
     Less - current portion of long-term borrowings                                     (11,504)          (10,965)
                                                                                  -------------    --------------

     Long-term borrowings - less current portion                                  $     252,358    $      128,483
                                                                                  =============    ==============

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

8.   BORROWING ARRANGEMENTS (CONTINUED)

     On June 24, 1997, the Company issued $125,000 of Series A 10.125% Senior Subordinated Notes Due 2007. On April 1, 1998, the Company issued $35,000 of Series B 10.125% Senior Subordinated Notes Due 2007. On December 8, 1998, the Company issued $40,000 of Series C 10.125% Senior Subordinated Notes Due 2007. The Series A, Series B, and the Series C Notes are collectively referred to as "the Notes". The Notes mature on June 15, 2007 and require semi-annual interest payments of approximately $10,125. The proceeds from the Notes were primarily used to repay certain of the Company's indebtedness and finance the Company's acquisitions of Howell, RPIH, Suspension and Cofimeta as described in Note 3. The Notes are unsecured and issued by Oxford and guaranteed by certain of its wholly-owned subsidiaries. The Company is restricted regarding the payment of dividends.

     Concurrent with the issuance of the Notes, the Company entered into a credit agreement with a syndicate of banks (the Credit Agreement), as subsequently amended, under which the Company may borrow up to $175,000, of which a maximum of $30,000 is available for letters of credit. At March 31, 1999, there were no borrowings outstanding under the revolving line of credit, $30,000 was outstanding under the term loan and $4,700 was outstanding under letters of credit, leaving $140,300 unused and available. The terms of the Credit Agreement contain, among other provisions, requirements for maintaining defined levels of tangible net worth, total debt to cash flows, interest coverage, fixed charge coverage and certain restrictions on the payment of dividends. Facility fees on the aggregate amount of the Credit Agreement ranging from 0.375% to 0.50% are payable quarterly. Borrowings are secured by substantially all of the assets of Oxford.

     Aggregate maturities of long-term borrowings at March 31, 1999 are as follows:

     2000                                                             $  11,504
     2001                                                                11,142
     2002                                                                13,942
     2003                                                                 6,926
     2004                                                                 8,473
     Thereafter                                                         211,875
                                                                      ---------

                                                                      $ 263,862
                                                                      =========

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


9.   INCOME TAXES

     The Company's income tax provision (benefit) consists of the following:


                                                  YEAR ENDED MARCH 31
                                         -------------------------------------
                                          1999           1998            1997
     Current
       Federal                         $   6,037      $   3,116       $    (821)
       State                               1,078          1,098            (124)
       Foreign                             3,160
                                       ---------      ---------       ---------
                                          10,275          4,214            (945)
                                       ---------      ---------       ---------
     Deferred
        Federal                           (3,067)         2,300             899
        State                               (317)          (608)            137
        Foreign                           (4,579)        (1,832)            974
                                       ---------      ---------       ---------
                                          (7,963)          (140)          2,010
                                       ---------      ---------       ---------

                                       $   2,312      $   4,074       $   1,065
                                       =========      =========       =========

     The difference between the statutory rate and the Company's effective rate was as follows:


                                                   YEAR ENDED MARCH 31
                                          -------------------------------------
                                           1999           1998            1997
     Statutory rate                        35.0%          35.0%           34.0%
     Foreign rates varying from 35%, 35%
      and 34%, respectively                 0.1           (0.5)            1.8
     FSC Benefit                           (5.6)
     State taxes, net of federal benefit    9.0            3.3             0.3
     Nondeductible items                    5.8            1.9             4.1
     Other                                 (2.0)           2.5             0.5
                                           ----           ----            ----

     Effective income tax rate             42.3%          42.2%           40.7%
                                           ====           ====            ====

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


9.   INCOME TAXES (CONTINUED)

     Significant components of the Company's deferred tax assets and (liabilities) are as follows at March 31:


                                                        1999           1998
     Deferred tax liabilities
       Tax depreciation in excess of book           $   (27,495)   $    (30,930)
       Inventory reserve                                   (149)         (1,581)
       Other                                             (3,295)           (170)
                                                    -----------    ------------
       Gross deferred tax liabilities                   (30,939)        (32,681)
                                                    -----------    ------------
     Deferred tax assets
       Postretirement medical benefits                   16,353          14,397
       Workers' compensation                              1,698           1,345
       Medical benefits accrual                             503             473
       Allowance for bad debts                            1,379              97
       AMT credit carryforward                              721
       Pension benefits                                   4,058           2,514
       Net operating loss carryforwards                  13,770           2,381
       Restructuring reserve                              3,498           3,698
       Foreign tax credit                                 1,445
       Other                                              4,982           3,448
                                                    -----------    ------------
       Gross deferred tax assets                         48,407          28,353
                                                    -----------    ------------
     Valuation allowance                                   (300)           (200)
                                                    -----------    ------------

     Net deferred tax asset (liability)             $    17,168    $     (4,528)
                                                    ===========    ============

     A valuation allowance is provided on the tax benefits otherwise associated with certain tax attributes unless it is considered more likely than not that the benefit will be realized.

     The Company has net operating loss carryforwards for federal income tax purposes with potential future tax deductions of approximately $1,681 at March 31, 1999. The federal net operating losses expire during 2011. The Company also has Foreign Tax Credit carryforwards for federal income tax purposes of $1,444 at March 31, 1999. These credits expire in 2004. In addition, the Company has Alternative Minimum Tax Credit carryforwards of $721, which have no expiration date.

     The Company has net operating loss carryforwards for Canadian income tax purposes with potential future tax deductions of approximately $13,991 at March 31, 1999. The Canadian net operating losses expire from 2004 to 2006. In addition, the Company has net operating loss carryforwards for Mexican income tax purposes with potential future tax deductions of approximately $4,391 at March 31, 1999. The Mexican net operating losses expire in six to ten years.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


9.   INCOME TAXES (CONTINUED)

     The company also has net operating losses for French tax purposes with potential future tax deductions of approximately $34,705 at March 31, 1999, of which $20,625 expire in three to five years. The remaining net operating losses do not have an expiration date.

     The Company has net operating loss carryforwards with potential future tax deductions of approximately $7,418 for state income tax purposes and Tennessee Jobs Tax Credit carryforwards of approximately $190 at March 31, 1999, both of which expire between 2010 and 2012.

10.  RESTRUCTURING RESERVES

     A summary of the restructuring activity is presented below.

     BALANCE AT MARCH 31, 1997                                      $     7,050
     1998 provision                                                       1,610
     Restructuring accrual associated with the acquisition
       of Howell                                                          1,339
     Reduction in workforce and other cash outflows                      (2,355)
     Reversal of excess accruals to noncurrent assets                    (1,281)
                                                                    -----------
     BALANCE AT MARCH 31, 1998                                            6,363
     1999 provision                                                       1,151
     Restructuring accrual associated with the acquisition
       of Suspension and Cofimeta                                        10,291
     Reduction in workforce and other cash outflows                      (8,257)
     Reversal of excess accruals to noncurrent assets                      (801)
                                                                    -----------

     BALANCE AT MARCH 31, 1999                                      $     8,747
                                                                    ===========

     In connection with the acquisition of Lobdell described in Note 3, management established certain restructuring reserves aggregating $7,050 in Lobdell's opening balance sheet based upon its plan to exit certain activities of Lobdell. Management's restructuring plan included the sale of certain subsidiaries, closure of a Lobdell owned manufacturing facility and sale of the current Lobdell owned corporate offices. Included in the restructuring reserves at March 31, 1997 were costs for severance and benefits for employees to be relocated and terminated ($5,052) and other restructuring related costs ($1,998).

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

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


10.   RESTRUCTURING RESERVES (CONTINUED)

      The provision for restructuring recorded during the years ended March 31, 1999 and 1998 represents costs associated with management's plans to close two Company facilities. Costs recorded in 1998 primarily relate to fixed assets. Costs recorded in 1999 primarily relate to severance costs. As a result of these closures, 189 employees were permanently separated.

      The accrual recorded in connection with the acquisition of Suspension represents costs associated with management's plan to close the operating facility in Hamilton. Management expects that approximately 119 employees will be permanently severed as a result of this closure. This restructuring action should be completed by September 1999.

      In connection with the acquisition of Cofimeta, described in Note 3, management established certain restructuring reserves aggregating $8,581. Management's restructuring plan includes the facility closure and the termination of certain production processes. Included in the restructuring reserve at March 31, 1999 were costs for severance and benefits for employees to be terminated of $7,485 and other restructuring costs, primarily property losses, of $1,096. These restructuring actions should be completed during fiscal year 2000.

      The reversal of excess accruals recorded during the years ended March 31, 1999 and 1998 are due to management's finalization of its restructuring plans established in purchase accounting. No future requirement for these accruals exists. These reversals were recorded as a reduction of noncurrent assets.

11.   BENEFIT PLANS

      The Company sponsors 17 noncontributory plans covering substantially all employees meeting the age and length of service requirements as specified in the plans. The plan covering salaried employees provides pension benefits that are based on a percentage of the employee's average monthly compensation during the five highest consecutive years out of their last ten years, and their years of credited service up to a maximum of 30 years. The hourly plans do not provide for increases in future compensation levels. The Company's funding policy for the plan covering salaried employees is to make contributions in amounts sufficient to annually fund the plan's current service cost and the initial past service cost, plus interest, over a period of 30 years. Plans covering hourly employees generally provide benefits of stated amounts based on their unique labor agreements for each year of service. The Company's funding policy for these plans is to make at least the minimum annual contributions required by applicable regulations.

      The Company sponsors seven defined contribution 401(k) plans. The Company generally contributes 25% of the first 6% of the base compensation that a participant contributes to the plans.

      In addition to the Company's pension plans, the Company sponsors unfunded defined benefit medical plans that provide postretirement medical benefits to certain full-time employees meeting the age, length of service and contractual requirements as specified in the plans.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

11.   BENEFIT PLANS (CONTINUED)

      The following table sets forth the plans' funded status and amounts recognized on the Company's balance sheets at March 31:


                                                                                                    OTHER
                                                                                               POSTRETIREMENT
                                                                  PENSION PLANS                 BENEFIT PLANS
                                                           -------------------------    --------------------------
                                                              1999           1998            1999         1998
      CHANGES IN PLAN ASSETS
        Beginning balance                                  $    71,224   $    55,520    $      -       $     -
        Assets acquired                                         33,525         5,058
        Actual return on plan assets                             4,197        12,573
        Employer contributions                                   5,353         2,650          1,334         1,211
        Benefits paid from plan assets                          (4,948)       (4,063)        (1,334)       (1,211)
        Other                                                   (3,168)         (514)
                                                           -----------   -----------    -----------    ----------
      Ending balance                                           106,183        71,224
                                                           -----------   -----------    -----------    ----------
      CHANGE IN BENEFIT OBLIGATIONS
        Beginning balance                                       72,529        59,070         40,661        38,136
        Obligations assumed                                     31,633         5,158          3,612
        Service cost                                             3,943         2,153          1,510         1,025
        Interest cost                                            7,118         4,828          3,522         2,711
        Plan amendments                                          1,591
        Actuarial loss (gain)                                      767         5,998             35
        Total benefits paid                                     (4,948)       (4,063)        (1,334)       (1,211)
        Other                                                   (3,115)         (615)
                                                           -----------   -----------    -----------    ----------
      Ending balance                                           109,518        72,529         48,006        40,661
                                                           -----------   -----------    -----------    ----------
      FUNDED STATUS                                             (3,335)       (1,305)       (48,006)      (40,661)
        Unrecognized net actuarial loss (gain)                   4,327        (1,053)         5,303         4,669
        Unrecognized prior service cost                          1,509           324
                                                           -----------   -----------    -----------    ----------

      NET AMOUNT RECOGNIZED IN THE
       CONSOLIDATED BALANCE SHEET                          $     2,501   $    (2,034)   $   (42,703)   $  (35,992)
                                                           ===========   ===========    ===========    ==========

      AMOUNTS RECOGNIZED IN THE CONSOLI-
       DATED BALANCE SHEET CONSIST OF
        Prepaid benefit cost                               $     9,570   $     2,693    $         -    $        -
        Accrued benefit liability                               (7,069)       (4,727)       (42,703)      (35,992)
                                                           -----------   -----------    -----------    ----------

      Net amount recognized                                $     2,501   $    (2,034)   $   (42,703)   $  (35,992)
                                                           ===========   ===========    ===========    ==========

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

11.   BENEFIT PLANS (CONTINUED)

      PENSION PLANS IN WHICH BENEFIT OBLIGATION
       EXCEEDS PLAN ASSETS AT MARCH 31,


                                                                                             1999         1998
        Fair value of plan assets                                                       $    38,637    $   25,885
        Benefit obligation                                                                   44,382        28,398

      COMPONENTS OF NET PERIODIC BENEFIT COST

                                                                              1999           1998         1997
        Pension benefits
          Service cost                                                   $     3,943    $     2,153    $    1,074
          Interest cost                                                        7,118          4,828         2,127
          Expected return on plan assets                                      (9,044)        (5,041)       (2,138)
          Amortization of prior service cost                                      40
          Recognized actuarial net loss                                           18              2
                                                                         -----------    -----------    ----------

          Net periodic benefit cost                                      $     2,075    $     1,942    $    1,063
                                                                         ===========    ===========    ==========

          Net periodic benefit cost of defined
           contribution plans                                            $       452    $       355    $       76
                                                                         ===========    ===========    ==========

        Other postretirement benefits
          Service cost                                                   $     1,510    $     1,025    $      272
          Interest cost                                                        3,522          2,711           623
          Recognized actuarial net loss                                           35
                                                                         -----------    -----------    ----------

          Net periodic benefit cost                                      $     5,067    $     3,736    $      895
                                                                         ===========    ===========    ==========


                                                                           1999            1998         1997
      Pension benefits
        Discount rate
          U.S. plans                                                         7.25%          7.25%        7.75%
          Canadian plans                                                     6.50%          6.50%        8.00%
        Expected return on assets
          U.S. plans                                                      8.50-9.00%        9.00%        9.00%
          Canadian plans                                                     8.50%          8.50%        8.50%
        Salary progression
          U.S. plans                                                         4.50%          4.50%        4.50%
          Canadian plans                                                     5.50%          5.50%        5.50%
      Other retirement benefits
        Discount rate                                                        7.25%          7.25%        7.75%


OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


11.   BENEFIT PLANS (CONTINUED)

      The weighted average annual assumed healthcare cost trend rate is 8.5% in 1999 trending to 6.5% in 2009 and thereafter for retirees less than 65 years of age. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1999 by approximately $6,301 and net periodic postretirement benefit cost for the year ended March 31, 1999 by approximately $638.

      In addition to the above plans, the Company has a non-funded pension arrangement in France covering all employees. At March 31, 1999, accrued pension costs of $2,486 were included in accrued expenses.

12.   REDEEMABLE PREFERRED STOCK

      In connection with the acquisition of Lobdell described in Note 3, Series A $3.00 Cumulative Preferred Stock (Series A Preferred) with a face value of $39,754 was issued. The annual dividend on the Series A Preferred is $3.00 per share, payable semi-annually. Dividends on the Series A Preferred are cumulative, but do not bear interest. Under the terms of the issuance of the Series A Preferred (the Stock Agreement), the holders of the Series A Preferred maintain limited voting rights. Holders are entitled to vote on any provisions that would adversely affect their rights or privileges or management's plans to issue any equity securities that would rank prior to the Series A Preferred. Holders are also entitled to elect at least one director of Lobdell, which, under certain provisions of the Stock Agreement, may increase to two.

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

      Beginning February 1, 1999, Series A Preferred holders are allowed to transfer, sell or assign the shares. Lobdell has the right of first refusal to purchase any of the shares transferred, sold or assigned by a holder of Series A Preferred.

      Holders of Series A Preferred are entitled to convert their shares to Oxford common stock issued in connection with an IPO. Individual holders may convert a maximum of 50% of their shares, but the total of all Series A Preferred shares converted may not exceed 25% of the shares issued in the IPO.

      The Series A Preferred has been included in the accompanying consolidated balance sheet at its fair value at the date of issuance of $39,754, and has been adjusted for accrued dividends and accretion totaling $565 and $438 for the years ended March 31, 1999 and 1998, respectively.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


13.   RELATED PARTY TRANSACTIONS

      The Company is charged fees and expenses by a related party, The Oxford Investment Group, Inc., for consulting, finance and management services. Fees and expenses charged to the Company by The Oxford Investment Group, Inc. approximated $1,076, $1,005, and $275 for the years ended March 31, 1999, 1998 and 1997, respectively. In connection with the acquisitions of the Suspension Division and Cofimeta, Howell, and Lobdell, investment banking fees of $1,747, $230, and $300 were paid to The Oxford Investment Group, Inc., during the periods ended March 31, 1999, 1998 and 1997, respectively.

      As described in Note 3, the majority shareholder of the Company was also the majority shareholder of RPIH.

 14.  COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES
      As of March 31, 1999, the Company had long-term operating leases covering certain machinery and equipment. The minimum rental commitments under noncancellable operating leases with lease terms in excess of one year are as follows as of March 31, 1999:

      2000                                                         $     3,144
      2001                                                               8,505
      2002                                                               7,072
      2003                                                               5,980
      2004                                                               5,976
                                                                   -----------

                                                                   $    30,677
                                                                   ===========

      MEXICAN ASSET USAGE AGREEMENT
      On March 31, 1999 Oxford Mexico entered into an asset usage agreement for the acquisition of new equipment for and construction of a new facility being built in Ramos Arizpe, Mexico through a special purpose entity
      (SPE). This agreement is classified as an operating lease. Payments for the facility under this agreement, which vary based upon interest rates at LIBOR plus 2.88% - 4.0%, will be approximately $5,575 per year beginning on April 1, 2000. The asset usage agreement is for five years, with renewal options covering an additional four years. In addition to the lease payments, Oxford has guaranteed up to $63,000 of the debt of the SPE.

      ENVIRONMENTAL MATTERS
      The Company is subject to federal, state and local laws and regulations which govern environmental matters. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances. The Company has identified several environmental matters resulting from prior operations. Due to the relatively early stage of investigation of certain of these identified matters as well as potential indemnification by other potentially responsible parties, management is unable to reasonably estimate the ultimate cost of remediating certain of these identified environmental matters. The Company has recorded a liability in other noncurrent liabilities of approximately $1,712 and $1,746 at March 31, 1999 and 1998, respectively, for estimated costs of known environmental matters.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

14.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

15.   SEGMENT INFORMATION

      Effective April 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes reportable standards for reporting information about operating segments in annual financial statements and related disclosures about products and geographic areas. The Company has one reportable segment in the global automotive original equipment supply industry. Net sales and operating income (loss) are attributed to geographic regions based upon their location of origin. Net sales, operating income (loss) and identifiable assets by geographic area are as follows:


                                                                               YEAR ENDED MARCH 31
                                                                   ------------------------------------------
                                                                     1999            1998               1997
      Net sales
        United States                                           $    378,227     $   324,335       $    54,660
        Canada                                                       167,547          85,030            82,201
        Mexico                                                         9,666             956
        Europe                                                        36,205
                                                                ------------     -----------       -----------

                                                                $    591,645     $   410,321       $   136,861
                                                                ============     ===========       ===========

      Operating income (loss)
        United States                                           $     19,405     $    22,234       $     1,101
        Canada                                                         2,116            (462)            2,700
        Mexico                                                        (1,152)         (1,718)
        Europe                                                         1,554
                                                                ------------     -----------       -----------

                                                                $     21,923     $    20,054       $     3,801
                                                                ============     ===========       ===========

      Identifiable assets
        United States                                           $    370,727     $   274,450       $   186,541
        Canada                                                        44,100          40,634            57,153
        Mexico                                                         5,373           4,948
        Europe                                                       122,730
                                                                ------------     -----------       -----------

                                                                $    542,930     $   320,032       $   243,694
                                                                ============     ===========       ===========

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

16.  SUBSEQUENT EVENT

     On June 28, 1999, pursuant to a Participation Purchase Agreement, dated as of June 28, 1999 (the "Wackenhut Purchase Agreement"), between a wholly owned, indirect subsidiary of the Company (the "Purchaser") and Fawack Holding GmbH and Fagro Press-und Stanzwerk GmbH (the "Sellers") and certain other parties, the Purchaser acquired 100% of the shares of Gebr. Wackenhut GmbH Karosserie-und Fahrzeugfabrik ("Wackenhut"). Wackenhut is an unrestricted subsidiary under the Company's debt agreements.

     Pursuant to the terms of the Wackenhut Purchase Agreement, the Purchaser agreed to pay DM 1 for the shares, provide DM 5 million (US$2.6 million) in subordinated debt and additional paid in capital, restructure approximately DM
63.4 million (US$33.5 million) in bank debt, and purchase approximately DM 18.6 million (US$9.8 million) in bank and shareholder debt for DM 1. In addition to the restructuring of Wackenhut's credit facilities, the agreement provides additional financing of approximately DM 16.6 million (US$9.0 million) under a line of credit and up to DM 20.0 million (US$11.0 million) to fund capital expenditures to support plant expansion and modernization. The consideration provided for in the Wackenhut Purchase Agreement was determined by the Company after a complete review of Wackenhut's operations and negotiations between representatives of the Sellers and the banks. The acquisition, subordinated debt and additional paid in capital were financed from the Company's available cash and credit facility with Bank One, as agent.

     Wackenhut is a supplier of complex pressings, welded assemblies, complete truck cabs, cataphoretic coatings and finish paint applications and operates three facilities in Germany located in the Nagold area near Stuttgart. The Company intends to continue and expand the current operations of Wackenhut.

17.  CONDENSED CONSOLIDATING INFORMATION

     The Notes are issued by Oxford Automotive, Inc. and guaranteed by certain of its wholly-owned subsidiaries, including Lobdell, Howell, BMGH, RPIH and Suspension (the Guarantor Subsidiaries). The Notes are not guaranteed by the Company's other consolidated subsidiary, Oxford Mexico (the Non-guarantor Subsidiary). The guarantee of the Notes by the Guarantor Subsidiaries is full and unconditional. The following condensed consolidated financial information presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-guarantor Subsidiary. Condensed consolidated financial information for the periods prior to March 31, 1998 are not presented because the non-guarantors during those periods were inconsequential, individually and in the aggregate, to the consolidated financial statements, and management has determined that they would not be material to investors.

OXFORD AUTOMOTIVE, INC.


CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 1999
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------

                                                          NON-GUARANTOR   GUARANTOR     ELIMINATIONS/
                                               PARENT      SUBSIDIARY   SUBSIDIARIES     ADJUSTMENTS   CONSOLIDATED
ASSETS

Current assets
   Cash                                       $   9,741      $  9,158     $     109      $       -      $  19,008
   Receivables (net)                                114        45,345       106,822                       152,281
   Inventories                                                 14,402        33,702                        48,104
   Reimbursable tooling                           3,010         8,766        11,425                        23,201
   Income taxes refundable
   Deferred income taxes                            536                       3,133                         3,669
   Prepaid expenses and other                     2,151        13,174         2,900                        18,225
                                              ---------      --------     ---------      ---------      ---------
      TOTAL CURRENT ASSETS                       15,552        90,845       158,091                       264,488
Other noncurrent assets                          10,898        13,572        30,573                        55,043
Property, plant and equipment (net)               4,003        28,259       191,137                       223,399
Investment in consolidated subsidiaries          87,546                      45,166       (132,712)
                                              ---------      --------     ---------      ---------      ---------

      TOTAL ASSETS                            $ 117,999      $132,676     $ 424,967      $(132,712)     $ 542,930
                                              =========      ========     =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                           $   2,046      $ 34,906     $  72,391      $              $ 109,343
   Intercompany accounts                       (130,223)        4,573       125,650
   Restructuring reserve                                        6,676         2,071                         8,747
   Accrued expenses and other                     5,432        24,596        24,416                        54,444
   Current portion of borrowings                  1,877         6,301         3,326                        11,504
                                              ---------      --------     ---------      ---------      ---------
      TOTAL CURRENT LIABILITIES                (120,868)       77,052       227,854                       184,038
Pension liability                                                             7,069                         7,069
Postretirement medical benefits                                              42,703                        42,703
Deferred income taxes and other                                 1,975        13,540                        15,515
Long-term borrowings                            231,234        20,070         1,054                       252,358
                                              ---------      --------     ---------      ---------      ---------
      TOTAL LIABILITIES                         110,366        99,097       292,220                       501,683
Redeemable preferred stock                                                   40,319                        40,319
                                              ---------      --------     ---------      ---------      ---------
Shareholders' equity
   Common stock                                   1,050        37,045        91,002       (128,047)         1,050
   Accumulated other comprehensive income                      (1,955)       (4,750)                       (6,705)
   Retained earnings (accumulated deficit)        6,583        (1,511)        6,176         (4,665)         6,583
                                              ---------      --------     ---------      ---------      ---------
      TOTAL SHAREHOLDERS' EQUITY                  7,633        33,579        92,428       (132,712)           928
                                              ---------      --------     ---------      ----------     ---------

      TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                 $ 117,999      $132,676     $ 424,967      $(132,712)     $ 542,930
                                              =========      ========     =========      =========      =========

OXFORD AUTOMOTIVE, INC.


CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 1998
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------

                                                          NON-GUARANTOR   GUARANTOR     ELIMINATIONS/
                                               PARENT      SUBSIDIARY   SUBSIDIARIES     ADJUSTMENTS   CONSOLIDATED
ASSETS

Current assets
   Cash                                      $   13,673      $    322     $   4,326      $              $   18,321
   Receivables (net)                              7,206           868        64,652        (7,453)          65,273
   Inventories                                                     40        21,265                         21,305
   Reimbursable tooling                                                      13,315                         13,315
   Income taxes refundable                                                    1,601                          1,601
   Deferred income taxes                             92                       4,307                          4,399
   Prepaid expenses and other                       172            10         8,443        (1,663)           6,962
                                             ----------      --------     ---------      --------       ----------
      TOTAL CURRENT ASSETS                       21,143         1,240       117,909        (9,116)         131,176
Other noncurrent assets                          14,626            45        10,477                         25,148
Property, plant and equipment (net)               2,141         3,663       157,904                        163,708
Investment in consolidated subsidiaries          31,861                                   (31,861)
                                             ----------      --------     ---------      --------       ----------

      TOTAL ASSETS                           $   69,771      $  4,948     $ 286,290      $(40,977)      $  320,032
                                             ==========      ========     =========      ========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                          $      746      $    351     $  50,956      $    161       $   52,214
   Intercompany accounts                        (65,132)        6,041        52,986         6,105
   Restructuring reserve                                                      6,363                          6,363
   Accrued expenses and other                     2,281           104        23,983        (9,318)          17,050
   Current portion of borrowings                                             10,965                         10,965
                                             ----------      --------     ---------      --------       ----------
      TOTAL CURRENT LIABILITIES                 (62,105)        6,496       145,253        (3,052)          86,592
Pension liability                                                             4,727                          4,727
Postretirement medical benefits                                              35,992                         35,992
Deferred income taxes and other                     279          (576)       18,225                         17,928
Long-term borrowings                            124,828                       3,655                        128,483
                                             ----------      --------     ---------      --------       ----------
      TOTAL LIABILITIES                          63,002         5,920       207,852        (3,052)         273,722
                                             ----------      --------     ---------      --------       ----------
Redeemable preferred stock                                                   40,192                         40,192
                                             ----------      --------     ---------      --------       ----------
Shareholders' equity
   Common stock                                   1,050                      32,974       (32,974)           1,050
   Accumulated other comprehensive income           969           147          (798)                           318
   Retained earnings (accumulated deficit)        4,750        (1,119)        6,070        (4,951)           4,750
                                             ----------      --------     ---------      --------       ----------
      TOTAL SHAREHOLDERS' EQUITY                  6,769          (972)       38,246       (37,925)           6,118
                                             ----------      --------     ---------      --------       ----------

      TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                $   69,771      $  4,948     $ 286,290      $(40,977)      $  320,032
                                             ==========      ========     =========      ========       ==========

OXFORD AUTOMOTIVE, INC.


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED MARCH 31, 1999
(DOLLAR AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

                                                          NON-GUARANTOR   GUARANTOR     ELIMINATIONS/
                                               PARENT      SUBSIDIARY   SUBSIDIARIES     ADJUSTMENTS   CONSOLIDATED
Sales                                        $        -      $ 45,871     $ 545,774      $              $  591,645
Cost of sales                                                  42,896       493,682                        536,578
                                             ----------      --------     ---------      --------       ----------
   GROSS PROFIT                                                 2,975        52,092                         55,067
Selling, general and administrative expenses     (2,054)        2,648        32,176                         32,770
Restructuring provision                                           (59)        1,210                          1,151
Gain on sale of equipment                                         (16)         (761)                          (777)
                                             ----------      --------     ---------      --------       ----------
   OPERATING INCOME                               2,054           402        19,467                         21,923
Other income (expense)
   Interest expense                              (2,438)         (595)      (17,870)                       (20,903)
   Other                                          3,682          (306)        1,069                          4,445
                                             ----------      --------     ---------      --------       ----------
INCOME BEFORE BENEFIT (PROVISION)
   FOR INCOME TAXES                               3,298          (499)        2,666                          5,465
Benefit (provision) for income taxes             (1,179)          107        (1,240)                        (2,312)
                                             ----------      --------     ---------      --------       ----------
INCOME BEFORE EQUITY IN INCOME OF
 CONSOLIDATED SUBSIDIARIES                          249          (392)        1,426                          3,153
Equity in income of consolidated subsidiaries     1,034                                    (1,034)
                                             ----------      --------     ---------      --------       ----------

NET INCOME                                   $    3,153      $   (392)    $   1,426      $ (1,034)      $    3,153
                                             ==========      ========     =========      ========       ==========

OXFORD AUTOMOTIVE, INC.


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED MARCH 31, 1998
(DOLLAR AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

                                                          NON-GUARANTOR   GUARANTOR     ELIMINATIONS/
                                               PARENT      SUBSIDIARY   SUBSIDIARIES     ADJUSTMENTS   CONSOLIDATED
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
                                             ==========      ========     =========      ========       ==========

OXFORD AUTOMOTIVE, INC.


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 1999
(DOLLAR AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

                                                                        NON-GUARANTOR      GUARANTOR
                                                             PARENT      SUBSIDIARY      SUBSIDIARIES  CONSOLIDATED
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                       $ (24,520)    $  (4,569)     $   34,833     $    5,744
INVESTING ACTIVITIES                                        ---------     ---------      ----------     ----------
Purchase of businesses, net of cash acquired                  (91,396)       16,316                        (75,080)
Purchase of property, plant and equipment                      (2,221)       (2,069)        (29,335)       (33,625)
Purchase of marketable securities                                (892)                                        (892)
Proceeds from sale of equipment                                                  16           1,534          1,550
Proceeds from sale of marketable securities                    12,009                                       12,009
                                                            ---------     ---------      ----------     ----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                         (82,500)       14,263         (27,801)       (96,038)
                                                            ---------     ---------      ----------     ----------
FINANCING ACTIVITIES
Proceeds from borrowing arrangements                          108,544                                      108,544
Principal payments on borrowing arrangements                     (261)                       (9,900)       (10,161)
Payment of preferred stock dividends                                                         (1,194)        (1,194)
Debt financing costs                                           (5,195)                                      (5,195)
                                                            ----------    ---------      ----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           103,088                       (11,094)        91,994
                                                            ---------     ---------      ----------     ----------
Effect of foreign currency rate fluctuations on cash                           (858)           (155)        (1,013)
                                                            ---------     ---------      ----------     ----------
NET INCREASE (DECREASE) IN CASH                                (3,932)        8,836          (4,217)           687
Cash at beginning of period                                    13,673           322           4,326         18,321
                                                            ---------     ---------      ----------     ----------

Cash at end of period                                       $   9,741     $   9,158      $      109     $   19,008
                                                            =========     =========      ==========     ==========


OXFORD AUTOMOTIVE, INC.


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 1998
(DOLLAR AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

                                                                        NON-GUARANTOR      GUARANTOR
                                                             PARENT      SUBSIDIARY      SUBSIDIARIES  CONSOLIDATED
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                       $ (71,916)    $   3,801      $   94,101     $   25,986
                                                            ---------     ---------      ----------     ----------
INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                  (24,219)                                     (24,219)
Purchase of property, plant and equipment                      (2,228)       (3,774)        (10,721)       (16,723)
Proceeds from sale of equipment                                                               5,433          5,433
Purchases of marketable securities                             (7,658)                                      (7,658)
                                                            ---------     ---------      ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                         (34,105)       (3,774)         (5,288)       (43,167)
                                                            ---------     ---------      ----------     ----------
FINANCING ACTIVITIES
Proceeds from borrowing arrangements                          124,828                         1,825        126,653
Principal payments on borrowing arrangements                                                (93,782)       (93,782)
Payment of preferred stock dividends                                                         (1,193)        (1,193)
Debt financing costs                                           (5,372)                                      (5,372)
                                                            ---------     ---------      ----------     ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           119,456                       (93,150)        26,306
                                                            ---------     ---------      ----------     ----------
Effect of foreign currency rate fluctuations on cash                            295            (770)          (475)
                                                            ---------     ---------      ----------     ----------
NET INCREASE (DECREASE) IN CASH                                13,435           322          (5,107)         8,650
Cash at beginning of period                                       238                         9,433          9,671
                                                            ---------     ---------      ----------     ----------

Cash at end of period                                       $  13,673     $     322      $    4,326     $   18,321
                                                            =========     =========      ==========     ==========


                             OXFORD AUTOMOTIVE, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                    YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                    MARCH 31,        MARCH 31,       MARCH 31,
                                                       1999            1998           1997
                                                       ----            ----           ----

Balance, beginning of period                             400          1,272                39
Additions
    Acquisition                                        4,195            200             1,254
    Provision for additional allowance                    11                               12
Deductions
    Currency translation adjustments                                     (1)
    Reversals                                                          (644)
    Doubtful accounts (charged) recovered               (100)          (427)              (33)
                                                      ------           ----            ------
Balance, end of period                                $4,506           $400            $1,272
                                                      ======           ====            ======

                                   SIGNATURES

               Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 7, 1999.

                                   OXFORD AUTOMOTIVE, INC.

                                     By: /s/ Steven M. Abelman
                                        ----------------------------------------
                                                  Steven M. Abelman
                                         President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 7, 1999.


           SIGNATURE                                             TITLE
           ---------                                             -----


/s/ Selwyn Isakow
--------------------------------------               Chairman  of the  Board and Director
Selwyn Isakow

/s/ Rex E. Schlaybaugh, Jr.
--------------------------------------               Vice Chairman of the Board and Director
Rex E. Schlaybaugh, Jr.

/s/ Steven M. Abelman
--------------------------------------               President, Chief Executive Officer and
Steven M. Abelman                                    Director

/s/ Aurelian Bukatko
--------------------------------------               Senior Vice President-Chief Financial
Aurelian Bukatko                                     Officer (Principal Accounting and
                                                     Financial Officer)
/s/ Manfred J. Walt
--------------------------------------               Director
Manfred J. Walt

/s/ Dennis K. Pawley
--------------------------------------               Director
Dennis K. Pawley


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No Annual Report or Proxy Materials have been or will be sent to security holders.

                                  EXHIBIT INDEX

Exhibit No        Description
----------        -----------

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

   2.6 Stock Purchase Agreement, dated as of November 25, 1997, by and among Oxford Automotive, Inc. and the Shareholders of RPI Holdings, Inc. (previously filed as Exhibit 2.1 to the Registrant's Form 8-K dated November 25, 1997, and incorporated herein by reference)

   2.7 Asset Purchase Agreement, dated as of March 13, 1998, between Oxford Automotive, Inc. and Eaton Corporation. (previously filed as Exhibit 2.1 to the Registrant's Form 8-K dated April 1, 1998, and incorporated herein by reference)

   2.8 Share and Debt Purchase and Sale Agreement (the "Purchase Agreement") between Oxford Automotive France SAS and Groupe Valfond SA, dated December 15, 1998 (previously filed as
                  Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998, File No. 333-58131, and incorporated herein by reference).

   2.9 Amendments No. 1 and 2 to the Share and Debt Purchase and Sale Agreement, dated December 20, 1998 and December 28, 1998, respectively, by and between Oxford Automotive France SAS and Groupe Valfond SA (previously filed as Exhibit 2.8 to the Registrant's Registration Statement on Form S-4, File No. 333-75849 and incorporated herein by reference)

   3.1 Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

Exhibit No        Description
----------        -----------

   3.2 Bylaws of the Company (previously filed as Exhibit 3.11 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   4.1 Indenture, dated as of June 15, 1997, by and among the Company, the Subsidiary Guarantors and First National Trust Association, as Trustee (including form of the 10 1/8% Senior Subordinated Notes Due 2007, form of the Guaranty, and form of Supplemental Indenture) (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   4.2 *Amended and Restated Credit Agreement between the Company and NBD Bank, as agent, dated May 14, 1999.

   4.3 Security Agreement between the Company and NBD Bank, as agent, dated June 24, 1997 (previously filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   4.4 Security Agreement between 829500 Ontario Limited and First Chicago NBD Bank Canada dated June 24, 1997 (previously filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   4.5 Security Agreement between 976459 Ontario Limited and First Chicago NBD Bank Canada dated June 24, 1997 (previously filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   4.6 Security Agreement between BMG Holdings, Inc. and First Chicago NBD Bank Canada dated June 24, 1997 (previously filed as Exhibit 4.6 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   4.7 Security Agreement between BMG North America Limited and First Chicago NBD Bank Canada dated June 24, 1997 (previously filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   4.8 Security Agreement among Lobdell Emery and its subsidiaries and NBD Bank, as agent, dated June 24, 1997 (previously filed as Exhibit 4.8 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   4.9 Guarantee Agreement among 829500 Ontario Limited, 976459 Ontario Limited, BMG Holdings, Inc. and NBD Bank, as agent, dated June 24, 1997 (previously filed as Exhibit 4.9 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   4.10 Guarantee Agreement between BMG North America Limited and NBD Bank, as agent, dated June 24, 1997 (previously filed as Exhibit 4.10 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   4.11 Guarantee Agreement among Lobdell Emery and its subsidiaries and NBD Bank, as agent, dated June 24, 1997 (previously filed as Exhibit 4.11 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

Exhibit No        Description
----------        -----------

   4.12 Pledge Agreement and Irrevocable Proxy between the Company and NBD Bank, as agent, dated June 24, 1997 (previously filed as
                  Exhibit 4.12 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   4.13 Pledge Agreement and Irrevocable Proxy between Lobdell Emery and NBD Bank, as agent, dated June 24, 1997 (previously filed as Exhibit 4.13 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   4.14 Pledge Agreement and Irrevocable Proxy between Concept Management Corporation and NBD Bank, as agent, dated June 24, 1997 (previously filed as Exhibit 4.14 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   4.15 Subrogation and Contribution Agreement among the Company and the Guarantors, dated June 24, 1997 (previously filed as
                  Exhibit 4.15 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   4.16 Pledge Agreement and Irrevocable Proxy between the Company and NBD Bank, as agent, dated February 4, 1999 (previously filed as Exhibit 4.16 to the Registrant's Registration Statement on Form S-4, File No. 333-75849, and incorporated herein by reference)

   4.17 Pledge Agreement and Irrevocable Proxy between OASP, Inc. and NBD Bank, as agent, dated February 4, 1999 (previously filed as Exhibit 4.17 to the Registrant's Registration Statement on Form S-4, File No. 333-75849, and incorporated herein by reference)

   4.18 Joinder Agreement among the Company, certain subsidiaries of the Company, certain lenders, and NBD Bank, as agent, dated February 4, 1999 (previously filed as Exhibit 4.18 to the Registrant's Registration Statement on Form S-4, File No. 333-75849, and incorporated herein by reference)

   4.19 Registration Rights Agreement dated April 1, 1998 by and among the Company, the Subsidiary Guarantors and the Initial Purchaser (previously filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference)

   4.20 Indenture, dated as of December 1, 1998, by and among the Company, the Subsidiary Guarantors and U.S. Bank Trust National Association, as Trustee (including form of the 10 1/8% Senior Subordinated Notes Due 2007, Series C, form of Guaranty, and form of Supplemental Indenture) (previously filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998, File No. 333-58131, and incorporated herein by reference)

   4.21 Registration Rights Agreement dated December 8, 1998 by and among the Registrant, the Subsidiary Guarantors and the Initial Purchasers of the 10 1/8% Senior Subordinated Notes Due 2007, Series C (previously filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998, File No. 333-58131, and incorporated herein by reference)

   4.22 Consent and Amendment of Security Documents among the Company, certain subsidiaries of the Company, and NBD Bank, as agent, dated March 31, 1999 (previously filed as Exhibit 4.24 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

Exhibit No        Description
----------        -----------

   10.1 Form of RPI Note (previously filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   10.2 Form of Director Indemnification Agreement (previously filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   10.3 Employment and Noncompetition Agreement between the Company and Steven M. Abelman (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   10.4           Employment Agreement between BMG North America and Larry C.
                  Cornwall (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   10.5 Shareholders Agreement among certain of the Shareholders of the Company and BMG-MI, Inc. (now known as Oxford Automotive, Inc.), dated October 23, 1995 (previously filed as Exhibit
                  10.6 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   10.6 Shareholders Agreement among certain of the Shareholders of the Company and the Company dated January 10, 1997 (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   10.7 Management and Consulting Agreement ("Management Agreement") between the Company and The Oxford Investment Group, Inc., dated June 24, 1997 (previously filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   10.8 Settlement Agreement and Mutual Release, dated July 15, 1997, regarding Lobdell Preferred Shareholders (previously filed as
                  Exhibit 10.9 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

   10.9 Amendment to Management Agreement, dated November 24, 1997 (previously filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference)

   10.10 Form of Purchase Agreement among the Company and the Initial Purchasers of the 10 1/8% Senior Subordinated Notes (previously filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference)

   10.11 Purchase Agreement among the Registrant and the Initial Purchasers of the 10 1/8% Senior Subordinated Notes Due 2007, Series C, dated December 1, 1998 (previously filed as Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal Quarter ended December 31, 1998, and incorporated herein by reference)

   10.12 *Asset Use Agreement between Automotive Business Trust 1999-A and Oxford Automotriz de Mexico S.A. de C.V. dated March 31, 1999.

   10.13 *Guaranty of the Company in favor of Automotive Business Trust 1999-A dated March 31, 1999.

   12             *Statement regarding computation of ratios

   21             *Subsidiaries of the Registrant

   27             *Financial Data Schedule
   ----------
   * Filed herewith