Form 10-Q
period 1999-06-30
OXFORD AUTOMOTIVE INC
filed 1999-08-16
CIK 1040475

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

                                       OR

                  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from                    to
                                  --------------------  -------------------

    Commission file number 333-75849


                            OXFORD AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)


           MICHIGAN                                         38-3262809
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization                          Identification No.)

1250 STEPHENSON HIGHWAY, TROY MICHIGAN                        48083
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

                309,750 shares of the registrant's Common Stock
                      were outstanding as of July 31, 1999

                          PART I. FINANCIAL INFORMATION
                             OXFORD AUTOMOTIVE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        Three Months           Three Months
                                                           Ended                  Ended
                                                          June 30,               June 30,
                                                           1999                   1998
                                                        (unaudited)             (unaudited)


Net sales                                                 $ 206,361              $ 139,902
Cost of sales                                               185,032                128,263
                                                          ---------              ---------
Gross profit                                                 21,329                 11,639
Selling, general and
administrative expenses                                      12,523                  7,799
Gain on sale of equipment                                      (505)
                                                          ---------              ---------

Operating income                                              9,311                  3,840

Other income (expense):
Interest expense                                             (7,115)                (4,413)
Other income                                                    315                    323
                                                          ---------              ---------
Income before income taxes                                    2,511                   (250)
Income taxes                                                 (1,089)                   100
                                                          ---------              ---------

Net income (loss)                                             1,422                   (150)

Accrued dividends and accretion on
redeemable preferred stock                                      330                    330
                                                          ---------              ---------

Net income (loss)  applicable to
 common stock                                             $   1,092              $    (480)
                                                          =========              =========

Net income (loss) Per share
 (basic and diluted)                                      $    3.53              $   (1.55)
                                                          =========              =========

Weighted average shares outstanding                         309,750                309,750
                                                          =========              =========







See accompanying Notes to Consolidated Financial Statements

                             OXFORD AUTOMOTIVE, INC.
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                         June30,               March 31,
                                                          1999                   1999
                                                       (unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $ 22,540              $ 19,008
   Accounts Receivable, trade                             145,788               152,281
   Reimbursable tooling                                    26,983                23,201
   Inventory                                               55,068                48,104
   Deferred income taxes                                    2,178                 3,669
   Prepaid expenses and other
      current assets                                       18,859                18,225
                                                         --------              --------

      Total Current Assets                                271,416               264,488

   Other noncurrent assets                                 26,816                29,677
   Deferred income taxes                                   25,901                25,366
   Property, Plant and equipment, net                     259,449               223,399
                                                         --------              --------

   Total Assets                                          $583,582              $542,930
                                                         ========              ========

LIABILITIES SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                        $110,983              $109,343
 Restructuring reserve                                     11,459                 8,747
 Other current liabilities                                 46,073                54,444
 Current portion of long-term debt                          9,037                11,504
                                                         --------              --------

 Total Current Liabilities                                177,552               184,038

LONG TERM LIABILITIES
 Pension liability                                          9,696                 7,069
 Post retirement medical benefits                          43,551                42,703
 Deferred taxes                                             9,956                11,867
 Other non current                                          7,507                 3,648
 Long term debt                                           292,886               252,358
                                                         --------              --------

 Total Liabilities                                        541,148               501,683


                             OXFORD AUTOMOTIVE, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                     June 30,            March 31,
                                                       1999                1999
                                                   (unaudited)


Redeemable Series A $3.00
  Cumulative preferred stock,
  $100 stated value -457,541
  shares authorized, 397,539 shares
  issued and outstanding at
  June 30, 1999, and
  March 31, 1999                                      40,649               40,319

SHAREHOLDERS' EQUITY
  Common stock                                         1,050                1,050
  Accumulated other
   comprehensive income (loss)                        (6,940)              (6,705)
  Retained earnings                                    7,675                6,583
                                                   ---------            ---------

                                                       1,785                  928
                                                   ---------            ---------
     Total liabilities &
     shareholders' equity                          $ 583,582            $ 542,930
                                                   =========            =========






See accompanying Notes to Consolidated Financial Statements.

                             OXFORD AUTOMOTIVE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               For the Three            For the Three
                                                               Months Ended             Months Ended
                                                                  June 30,                 June 30,
                                                                   1999                     1998
                                                               (unaudited)              (unaudited)

OPERATING ACTIVITIES
Net Income                                                     $  1,422                  $   (150)

Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities

  Depreciation and amortization                                   7,577                     6,513
  Deferred income taxes                                          (1,064)                   (1,284)
  Gain                                                             (496)
Changes in operating assets and
  liabilities affecting cash
  Accounts receivable, trade                                     12,733                    10,222
  Inventories                                                      (324)                    1,350
  Reimbursable tooling                                           (3,953)                    1,493
  Prepaid expenses and other assets                                (533)                       (8)
  Other noncurrent assets                                        (5,591)                       40
  Accounts payable                                               (1,102)                  (27,865)
  Restructuring reserve                                            (736)                     (901)
  Accrued expenses and other liabilities                        (13,097)                   (1,341)
  Income taxes payable/refundable                                                             922
  Other noncurrent liabilities                                    2,461                      (122)
                                                               --------                  --------

Net cash provided by (used in) operating
  activities                                                     (2,703)                  (11,131)
                                                               --------                  --------

INVESTING ACTIVITIES
Purchase of business, net of cash acquired                           59                   (53,465)
Purchase of property, plant
  and equipment                                                  (8,989)                   (6,174)
Proceeds from sale of equipment                                     728
                                                               --------                  --------

Net cash used in investing activities                            (8,202)                  (59,639)

FINANCING ACTIVITIES
Net proceeds (payments) on borrowings                            14,789                    27,121
Proceeds from borrowing arrangements                                                       37,044
Debt financing costs                                                                         (619)
                                                               --------                  --------
Net cash provided by financing activities                        14,789                    63,546


                                 OXFORD AUTOMOTIVE, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                For the Three         For the Three
                                                                                 Months Ended         Months Ended
                                                                                   June 30,             June 30,
                                                                                     1999                1998
                                                                                  (unaudited)         (unaudited)

Effect of exchange rate
  changes on cash                                                                       (352)             (2,266)
Net increase (decrease) in cash
  and cash equivalents                                                                 3,532              (9,490)
Cash and cash equivalents
  at beginning of period                                                              19,008              18,321
                                                                                   ---------           ---------

Cash and cash equivalents
  at end of period                                                                 $  22,540           $   8,831
                                                                                   =========           =========

See accompanying Notes of Consolidated Financial Statements

                             Oxford Automotive, Inc.

                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Oxford Automotive, Inc. (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed financial statements should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended March 31, 1999.

2. INVENTORIES (Dollars in thousands)


                                                                June 30,                March 31,
                                                                  1999                    1999

Raw materials
Finished goods and work-in-process                                       26,508    $           23,154
                                                                         33,315                28,646
                                                           --------------------     ------------------
LIFO and other reserves                                                  59,823                 51,800
                                                                         (4,755)                (3,696)
                                                           --------------------     ------------------
                                                           $             55,068     $           48,104
                                                           ====================     ==================



The Company does not separately identify finished goods from work-in-process.


3. SENIOR SUBORDINATED NOTES

On April 1, 1998 we issued $35.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Series B Notes"). On December 8, 1998, we issued $40.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007, Series C (the "Series C Notes"). The Series B Notes and Series C Notes are substantially identical to and rank pari passu in right of payment with the $125.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007 issued by us on June 24, 1997 (the "Series A Notes"). The Series A Notes, the Series B Notes and the Series C Notes are collectively referred to as the "Notes". The Notes pay interest semi-annually on June 15 and December 15. The Notes provide for certain covenants, including limitations on: indebtedness, restricted payments, distributions, sale of assets, affiliate transactions and merger and consolidation. We have optional redemption rights beginning June 15, 2002. The Notes are limited to $250.0 million aggregate principal amount.

On June 9, 1999 we completed an exchange offer for our outstanding Notes. Pursuant to the exchange offer, all of the Series C Notes and $159.6 million aggregate principal amount of the Series A and Series B Notes were exchanged for our registered 10 1/8% Senior Subordinated Notes due 2007, Series D, which are substantially identical to, and rank pari passu in right of payment with the Notes.



4. ACQUISITION

On June 28, 1999 we acquired, through a wholly owned, indirect subsidiary, 100% of the shares of Gebr. Wackenhut GmbH Karosserie-und Fahrzeugfabrik ("Wackenhut"). Wackenhut is a supplier of complex pressings, welded assemblies, complete truck cabs, cataphoretic coatings and finish paint applications and operates three facilities in Germany located in the Nagold area near Stuttgart. Wackenhut is an unrestricted subsidiary under our debt agreements. Pursuant to the terms of the acquisition, we agreed to pay DM 1 for the Wackenhut shares, provide DM 5 million in additional paid in capital, restructure approximately DM
63.4 million in
bank debt, and purchase approximately DM 18.6 million in bank and shareholder debt for DM 1. The acquisition agreement provides for the restructuring of Wackenhut's credit facilities and provides additional financing of approximately DM 16.6 million under a line of credit and up to DM 45.0 million to fund capital expenditures to support plant expansion and modernization. The purchase price plus direct cost of the acquisition will be allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The unaudited financial statements reflect the preliminary allocation of purchase price, as the allocation has not been finalized.

5.  SHAREHOLDERS' EQUITY (In Thousands, Except Per Share Amounts)

                                                                 Accumulated
                                                                    Other
                                                Common          Comprehensive        Retained
                                                Stock              Income            Earnings            Total

Balances at March 31, 1999                    $ 1,050               ($6,705)       $  6,583            $   928
Net Income                                                                            1,422              1,422
Foreign Currency
  translation adjustments                                              (235)                              (235)
Accrued dividends and
  accretion of redeemable
  preferred stock                                                                      (330)              (330)
                                              -------           -----------        --------            -------


Balances at  June 30, 1999                    $ 1,050               ($6,940)       $  7,675            $ 1,785
                                              =======           ===========        ========            =======





6. COMPREHENSIVE INCOME

The Company's total comprehensive income was as follows:


                                                                 Three Months         Three Months
                                                                     Ended                Ended
                                                                   June 30,             June 30,
                                                                     1999                 1998

Net income (loss)                                               $          1,422  $             (150)
                                                                ----------------  ------------------

Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustment                               (235)             (2,266)
      Net unrealized loss on marketable securities                             0              (1,918)
                                                                ----------------  ------------------
      Other comprehensive
       income (loss)                                                        (235)             (4,184)
                                                                ----------------  ------------------

Total comprehensive income (loss)                               $          1,187  $           (4,334)
                                                                ================  ==================

7. CONDENSED CONSOLIDATING INFORMATION

The Notes are guaranteed by certain of our wholly-owned subsidiaries, including BMG Holdings Inc., Howell Industries, Inc., Lobdell Emery Corporation, Oxford Suspension, Inc., Oxford Suspension Ltd., and RPI Holdings, Inc. (the "Guarantor Subsidiaries"). As of June 30, 1999 the Notes were not guaranteed by our other consolidated subsidiaries, including Oxford Automotive
Europe, Oxford Automotriz de Mexico S.A. de C.V., Oxford Automotive France, Cofimeta S.A. and Wackenhut (the "Non-Guarantor Subsidiaries"). As of June 30, 1998 the Notes were not guaranteed by Oxford Automotriz de Mexico S.A. de C.V. Cofimeta was acquired in February 1999, therefore while they are included in the consolidated balance sheet ended March 31, 1999, they are excluded from the reporting for the three months ended June 30, 1998. Wackenhut was acquired
June 28, 1999, therefore they are excluded from the reporting for the period ended March 31, 1999 and for the three months ending June 30, 1998.


The guarantee of the Notes by the Guarantor Subsidiaries is full and unconditional, joint and several. The following unaudited condensed consolidated financial information presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-Guarantor Subsidiaries.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 1999
                          (DOLLAR AMOUNT IN THOUSANDS)
                                   (UNAUDITED)


                                                         Non-Guarantor       Guarantor
                                             Parent       Subsidiaries      Subsidiaries      Eliminations      Consolidated
ASSETS
Current assets
  Cash and cash
  equivalents                           $        7,036  $         15,384   $          120   $                   $      22,540
Receivables (net)                                   80            48,929           96,779                             145,788
Inventories                                                       20,151           34,917                              55,068
Reimbursable Tooling                             9,786             8,472            8,725                              26,983
Deferred income taxes                              536                              1,642                               2,178
Prepaid expenses and
  other current assets                             553            14,157            4,149                              18,859
                                        --------------  ----------------   --------------   ---------------     -------------
Total current assets                            17,991           107,093          146,332                 0           271,416

Other noncurrent assets                         11,031             8,702           32,984                              52,717
Property, plant and
  equipment, net                                 6,678            60,189          192,582                             259,449
Investment in
  consolidated
  subsidiaries                                  91,808                             45,166          (136,974)                0
                                        --------------  ----------------   --------------  ----------------    --------------
Total assets                            $      127,508  $        175,984   $      417,064  $       (136,974)   $      583,582
                                        ==============  ================   ==============  ================    ==============

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Current Liabilities
  Trade accounts payable                $        9,911  $         33,575   $       67,497                      $      110,983
  Intercompany accounts                       (119,860)            9,716          110,144                                   0
  Restructuring reserve                                            9,840            1,619                              11,459
  Accrued expenses and
   other current
   liabilities                                  (4,285)           28,363           21,995                              46,073
  Current portion
   of borrowings                                                   6,234            2,803                               9,037
                                        --------------  ----------------  ---------------  ----------------    --------------
Total current liabilities                     (114,234)           87,728          204,058                 0           177,552

                                  JUNE 30, 1999
                          (DOLLAR AMOUNT IN THOUSANDS)
                                   (UNAUDITED)




                                                      Non-Guarantor    Guarantor
                                         Parent       Subsidiaries    Subsidiaries     Eliminations     Consolidated

Pension liability                                            2,421            7,275                            9,696
Post retirement                                                              43,551                           43,551
Medical benefits
  liability
Deferred income taxes                                                         9,956                            9,956
Other non-current
  liabilities                                                5,832            1,675                            7,507
Long-term borrowings
  less current portion                      233,017         43,895           15,974                          292,886
                                     --------------   ------------  ---------------  --------------  ---------------
Total liabilities                           118,783        139,876          282,489                          541,148
Redeemable preferred
  stock                                                                      40,649                           40,649
Shareholder's equity
  common stock                                1,050         39,882           91,002        (130,884)           1,050
Accumulated other
  Comprehensive
Income (loss)                                               (3,584)          (3,356)                          (6,940)
Retained earnings                             7,675           (190)           6,280          (6,090)           7,675
                                     --------------   ------------   --------------  --------------  ---------------

Total Shareholders' equity                    8,725         36,108           93,926        (136,974)           1,785
                                     --------------   ------------   --------------  --------------  ---------------
Total liabilities
Shareholder's equity                 $      127,508   $    175,984   $      417,064  $     (136,974) $       583,582
                                     ==============   ============   ==============  ==============  ===============


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 1999
                          (DOLLAR AMOUNT IN THOUSANDS)


                                                         Non-guarantor       Guarantor
                                              Parent      Subsidiaries     Subsidiaries     Eliminations       Consolidated
ASSETS
Current assets
  Cash and cash
  equivalents                           $        9,741  $          9,158   $          109   $                   $      19,008
Receivables (net)                                  114            45,345          106,822                             152,281
Inventories                                                       14,402           33,702                              48,104
Reimbursable Tooling                             3,010             8,766           11,425                              23,201
Deferred income taxes                              536                              3,133                               3,669
Prepaid expenses and
  other current assets                           2,151            13,174            2,900                              18,225
                                        --------------  ----------------   --------------   ---------------     -------------
Total current assets                            15,552            90,845          158,091                 0           264,488

Other noncurrent assets                         10,898            13,572           30,573                              55,043
Property, plant and
  equipment, net                                 4,003            28,259          191,137                             223,399
Investment in
  consolidated
  subsidiaries                                  87,546                             45,166          (132,712)                0
                                        --------------  ----------------   --------------   ---------------     -------------
Total assets                            $      117,999  $        132,676   $      424,967   $      (132,712)         $542,930
                                        ==============  ================   ==============   ===============     =============

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Current Liabilities
  Trade accounts payable                $        2,046  $         34,906   $       72,391                       $     109,343
  Intercompany accounts                       (130,223)            4,573          125,650                                   0
  Restructuring reserve                                            6,676            2,071                               8,747
  Accrued expenses and
    other current
    liabilities                                  5,432            24,596           24,416                              54,444
  Current portion
    of borrowings                                1,877             6,301            3,326                              11,504
                                        --------------  ----------------   --------------   ---------------     -------------
Total current liabilities                     (120,868)           77,052          227,854                 0           184,038

                                 MARCH 31, 1999
                          (DOLLAR AMOUNT IN THOUSANDS)



                                                      Non-guarantor    Guarantor
                                         Parent       Subsidiaries    Subsidiaries    Eliminations     Consolidated

Pension liability                                                             7,069                            7,069
Post retirement
  Medical benefits
  liability                                                                  42,703                           42,703
Deferred income taxes and other                              1,975           13,540                           15,515
Long-term borrowings
  less current portion                      231,234         20,070            1,054                          252,358
                                     --------------   ------------   --------------   -------------   --------------
Total liabilities                           110,366         99,097          292,220                          501,683
Redeemable preferred
  stock                                                                      40,319                           40,319
Shareholder's equity
  common stock                                1,050         37,045           91,002        (128,047)           1,050
Accumulated other
  Comprehensive                                                                                                    0
Income (loss)                                               (1,955)          (4,750)                          (6,705)
Retained earnings                             6,583         (1,511)           6,176          (4,665)           6,583
                                     --------------   ------------   --------------   -------------   --------------

Total Shareholders' equity                    7,633         33,579           92,428        (132,712)             928
                                     --------------   ------------   --------------   -------------   --------------
Total liabilities
Shareholder's equity                 $      117,999   $    132,676   $      424,967   $     (132,712)  $      542,930
                                     ==============   ============   ==============   ==============   ==============


                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                          (DOLLAR AMOUNT IN THOUSANDS)
                                  (UNAUDITED)


                                                                  Non-Guarantor         Guarantor
                                                   Parent          Subsidiaries        Subsidiaries    Eliminations     Consolidated

Sales                                              $                 $  54,489         $ 151,872                           $206,361
Cost of sales                                                           47,776           137,256                            185,032
                                                   ---------         ---------         ---------         ---------         --------
                                                                         6,713            14,616                             21,329
  Gross profit
Selling, general and
  administrative
  expenses                                              (722)            3,926             9,319                             12,523
Restructuring  provision                                                                                                          0
  Gain on sale of assets                                                  (505)                0                               (505)
                                                   ---------         ---------         ---------         ---------         --------
Operating income                                         722             3,292             5,297                 0            9,311
  Other income
  (expense)                                                                 28               287                                315
  Interest expense                                    (1,277)           (1,093)           (4,745)                            (7,115)
                                                   ---------         ---------         ---------         ---------         --------
  Income before
  income taxes                                          (555)            2,227               839                 0            2,511
Income taxes                                             222              (906)             (405)                            (1,089)
                                                   ---------         ---------         ---------         ---------         --------
Income before equity
  in income of
  consolidated
  subsidiaries                                          (333)            1,321               434                 0            1,422

Equity in income of
consolidated
subsidiaries                                           1,755                                   0            (1,755)
                                                   ---------         ---------         ---------         ---------         --------

Net income                                         $   1,422         $   1,321         $     434         ($  1,755)        $  1,422
                                                   =========         =========         =========         =========         ========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                    Non-Guarantor         Guarantor
                                                    Parent           Subsidiary         Subsidiaries   Eliminations    Consolidated
Sales                                              $                 $     331         $ 139,571                         $ 139,902
Cost of sales                                                              755           127,508                           128,263
                                                   ---------         ---------         ---------         ---------        ---------
                                                                          (424)           12,063                            11,639
  Gross profit
Selling, general and
  administrative
  expenses                                              (182)                              7,981                              7,799
  Gain on sale of assets                                                                       0                                  0
                                                   ---------         ---------         ---------         ---------        ---------
Operating income                                         182              (424)            4,082                 0            3,840
  Other income
  (expense)                                                                  9               314                                323
  Interest expense                                        80                              (4,493)                            (4,413)
                                                   ---------         ---------         ---------         ---------        ---------
  Income before
    income taxes                                         262              (415)              (97)                0             (250)
Income taxes                                            (105)              141                64                                100
                                                   ---------         ---------         ---------         ---------        ---------
Income before equity
  in income of
  consolidated
  subsidiaries                                           157              (274)              (33)                0             (150)

Equity in income of
consolidated
subsidiaries                                            (307)                                                  307                0
                                                   ---------         ---------         ---------         ---------        ---------

Net income                                         $    (150)        $    (274)        $     (33)        $     307        $    (150)
                                                   =========         =========         =========         =========        =========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)





                                                                     Non Guarantor     Guarantor
                                                     Parent          Subsidiaries    Subsidiaries     Consolidated

Net cash provided by
 (used in)
 operating activities                                $    194         $  5,621        $ (8,518)        $ (2,703)
                                                     --------         --------        --------         --------
INVESTING ACTIVITIES
Purchase of businesses,
  net of cash acquired                                                      59                               59
Purchase of property,
  plant and equipment                                  (2,805)        $    279          (5,735)          (8,261)
                                                     --------         --------        --------         --------
Net cash used in
  investing activities                                 (2,805)             338          (5,735)          (8,202)
FINANCING ACTIVITIES
Net proceeds (payments)
  on borrowings                                           (94)             620          14,263           14,789
Principal repayments
  on borrowing
  arrangements                                                                                                0
Debt financing costs                                                                                          0
                                                     --------         --------        --------         --------
Net cash provided by
  (used in)
  financing activities                                    (94)             620          14,263           14,789
Effect of foreign
  currency rate
  fluctuation on cash                                                     (353)              1             (352)
Net increase (decrease)
  in cash                                              (2,705)           6,226              11            3,532
Cash at beginning
  of period                                             9,741            9,158             109           19,008
                                                     --------         --------        --------         --------
Cash at end of period                                $  7,036         $ 15,384        $    120         $ 22,540
                                                     ========         ========        ========         ========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)




                                                                              Non Guarantor          Guarantor
                                                             Parent             subsidiary           subsidiaries       Consolidated

Net cash provided by
  (used in)
  operating activities                                      $(25,858)            $    890             $ 13,837             $(11,131)
                                                            --------             --------             --------             --------
INVESTING ACTIVITIES
Purchase of businesses,
  net of cash acquired                                       (53,465)                                                       (53,465)
Purchase of property,
  plant and equipment                                           (654)                (759)              (4,761)              (6,174)
                                                            --------             --------             --------             --------
Net cash used in
  investing activities                                       (54,119)                (759)              (4,761)             (59,639)
FINANCING ACTIVITIES
Net proceeds (payments)
  on borrowings                                               66,923                                      (902)              66,021
Principal repayments
  on borrowing
  arrangements                                                                                          (1,856)              (1,856)
Debt financing costs                                            (619)                                                          (619)
                                                            --------             --------             --------             --------
Net cash provided by
  (used in)
  financing activities                                        66,304                    0               (2,758)              63,546
Effect of foreign
  currency rate
fluctuation on cash                                                                  (248)              (2,018)              (2,266)
Net increase (decrease)
  in cash                                                    (13,673)                (117)               4,300               (9,490)
Cash at beginning
  of period                                                   13,673                  322                4,326               18,321
                                                            --------             --------             --------             --------
Cash at end of period                                       $      0             $    205             $  8,626             $  8,831
                                                            ========             ========             ========             ========






8. RECLASSIFICATIONS -- Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Three months ended June 30, 1999 as compared to the three months ended June 30, 1998

Results of Operations

The three months ended June 30, 1999 statement of operations for Oxford Automotive, Inc.(the "Company") includes the results of operations for substantially all subsidiaries, including the following principal operating subsidiaries: BMG North America Limited, Lobdell Emery Corporation ("Lobdell"), Howell Industries, Inc. ("Howell"), RPI Holdings, Inc. ("RPIH"), Oxford Suspension, Inc. and Oxford Suspension Ltd. (collectively the "Suspension Division"), and Cofimeta S.A. ("Cofimeta"). Lobdell was acquired on January 10, 1997, Howell was acquired August 13, 1997, RPIH was acquired on November 25, 1997, the Suspension Division was acquired on April 1, 1998 and Cofimeta was acquired on February 5, 1999. The company acquired Wackenhut GmbH on June 28, 1999. Each was accounted for using the purchase method of accounting. Based on its acquisition date, the three month statement of operations for the period ended June 30, 1999 does not include operating results for Wackenhut. In addition, the three month statement of operations for the period ended June 30, 1998 does not include the operating results of Cofimeta or Wackenhut.

The following table sets forth, for the periods indicated, certain accounts from the Company's statement of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

(Dollars in millions)

                                            Three Months      Three Months
                                                Ended             Ended
                                            June 30, 1999     June 30, 1998

                  Net Sales                $206.4   100.0%  $139.9  100.0%

                  Gross Profit               21.3    10.3%    11.6    8.3%

                  Selling, general
                   and administrative        12.5     6.1%     7.8    5.6%

                  Operating Income            9.3     4.5%     3.8    2.7%

                  Net Interest expense        7.1     3.4%     4.4    3.1%

                  Net income (loss)           1.4     0.7%    (0.2)  (0.1)%

                  Memo: EBITDA               17.2     8.3%    10.7    7.6%



NET SALES -- Net sales for the three months ended June 30, 1999 were $206.4 million. This represents an increase of $66.5 million as compared to net sales for the three months ended June 30, 1998 of $139.9 million. The overall increase is primarily the result of the acquisitions made since the prior year ($50.4 million). A portion of the increase is due to the negative impact on net sales for the three months ended June 30, 1998 resulting from the General Motors strike ($8.7 million). The balance of the increase is a result of the start up of the Saturn LS program, the Windstar mini-van and the continued production strength of the industry wide light truck and sport utility vehicle platforms.

GROSS PROFIT -- For the three months ended June 30, 1999, gross profit increased to $21.3 million or 10.3% of net sales as compared to $11.6 million or 8.3% of net sales for the prior year. The gross profit and gross margin increases are related to the profit impact of the General Motors sales rebound from the prior year strike and successful product launches and fixed cost reductions achieved as a result of plant rationalization. Facility closures, such as the recently announced Hamilton, Indiana facility provide fixed cost reductions, as well as productivity increases after product relocation. The gross profit and gross margin increases also reflect the year over year reduction in launch costs related to the Windstar program and other productivity improvement efforts, such as, automation, quick die change and other improvements. Gross profit also increased on incremental sales resulting from acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - For the three months ended June 30, 1999, SG&A expenses were $12.5 million ( 6.1% of net sales), an increase of $4.7 million as compared to SG&A for the three month period ended June 30, 1998 of $7.8 million (5.6% of net sales). The increase can be directly associated to the recent European acquisitions, including the establishment and staffing of a European technical center. In addition, the continued domestic support required for upcoming program awards contributed to the increase. We continue to expand its support of a growing number of worldwide customers.

OPERATING INCOME - For the three months ended June 30, 1999, operating income increased to $9.3 million or 4.5% of net sales as compared to $3.8 million or 2.7% of net sales for the prior year. The increase is a result of operating income related to the gross profit increase, due in part to productivity improvement initiatives, and SG&A variances as explained above as well as acquisitions made during the period.

INTEREST EXPENSE - For the three months ended June 30, 1999, net interest expense was $7.1 million, an increase of $2.7 million, as compared to $4.4 million for the same period last year. The increase can be attributed to the Series C Senior Subordinated Notes Due 2007 (issued December 8, 1998), the outstanding debt of acquisitions and the interim financing of customer tooling for current program launches.

NET INCOME - For the three months ended June 30, 1999, the Company reported net income of $1.4 million, an increase of $1.6 million as compared to a prior year net loss of $0.2 million. The increase in earnings was the result of overall plant profitability initiatives, the General Motors strike sales rebound and net income generated by acquisitions.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net income adjusted for non-cash charges (depreciation and amortization and deferred taxes) generated approximately $7.9 million of cash for the three months ended June 30, 1999. Cash increased by $7.4 million during the period based on an overall decrease in accounts receivable, inventories, reimbursable tooling and accounts payable. The increase was offset by an overall decrease ($17.0 million) in accrued expenses, other assets and cash payments related to restructuring reserves. During the three months ended June 30, 1999, the Company used approximately $8.2 million for investing activities, including the acquisition of Wackenhut. These investing activities were supported substantially by operating cash flows and borrowings under the line of credit. The cash generated by financing activities was made up primarily of $14.8 million of net proceeds from line of credit borrowings.

At June 30, 1999 we had approximately $119.4 million available under our credit facility with Bank One on behalf of itself and as agent for a syndicate of other lenders (the "Senior Credit Facility"). At June 30, 1999, we had $16.0 million outstanding under the line of credit and $4.6 million in outstanding letters of credit to support certain Industrial Development Revenue Bonds and workers compensation commitments.

As of the date of its acquisition, Wackenhut carried indebtedness with a face value of DM 63.4 million. The debt includes a DM 40.0 million term note and a DM
35.0 million revolving line of credit (DM 23.4 million outstanding at close). The term note calls for semi-annual principal payments of DM 2.5 million beginning in March 2004 and has been discounted at a market rate of 10%. For US GAAP purposes, Wackenhut had outstanding indebtedness of US $24.2 million at June 30, 1999. We have also secured DM 45.0 million of additional financing to assist with capital expenditures and future growth. No amounts were outstanding under the additional financing. This indebtedness is nonrecourse with respect to the Company.


We believe the application of the proceeds from our 10 1/8% Senior Subordinated Notes due 2007 has enhanced our ability to meet our growth and business objectives. However, interest payments on the notes will represent a significant liquidity requirement for us. We will be required to make scheduled semi-annual interest payments on the notes of approximately $10.1 million on June 15 and December 15 each year until their maturity on June 15, 2007 or until the notes are redeemed.

Capital expenditures were $9.0 million, or 4.4% of net sales for the three months ended June 30, 1999 as compared to $6.2 million or 4.4% of net sales for the three months ended June 30, 1998. The increase of $2.8 million was due primarily to cost reduction and productivity improvement projects and new customer programs. Other capital expenditures included health and safety items, computer and network upgrades and Y2K support.

For fiscal 2000, our capital expenditures are expected to be $39.8 million, consisting of $25.2 million to support new business and increase capacity, $11.0 million for maintenance, rebuilds and improvements and $3.6 million in other expenditures, including health, safety and environmental.

We believe that cash generated from operations, together with amounts available under the Senior Credit Facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. Our future operating performance and ability to service or refinance our 10 1/8% Senior Subordinated Notes due 2007 and to extend or refinance our other indebtedness will be subject to future economic conditions and to financial, business and other factors that are beyond our control.

RAMOS ARIZPE - MEXICO FACILITY

On March 31, 1999, we entered into a cross-border asset usage facility through a wholly-owned Mexican subsidiary for the acquisition of new equipment for and construction of a new facility being built in Ramos Arizpe, Mexico. Under U.S. Generally Accepted Accounting Principles, this transaction is classified as an operating lease. The approximately 330,000 sq. ft. facility will support a General Motors hood, door and underbody assembly program (SUV/ Hybrid vehicle) slated to begin production in April 2000. The program is expected to generate approximately $90.0 million of annual sales when in full production. We were awarded substantially all closure panels and rear underbody components for the program. Plant rationalization has allowed for the transfer of equipment already owned to the facility. The lease payments for the facility will be approximately $5.6 million per year. The award of the program is in line with our expected growth into Mexico and is seen as key to our future success in that country.


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

We have broken the Year 2000 program into the following assessment areas: business computer systems, desktop computing, network infrastructure, voice systems, shop floor systems, non-information technology items, and suppliers/business partners. As it relates to the AIAG areas for evaluation, we do not have dedicated product-testing facilities nor do our products contain any computer chips. We have completed Year 2000 remediation in North America with the remainder related to our recent acquisitions in Europe to be finalized by September 30, 1999. In addition, we are committed to complete Year 2000 testing by September 30, 1999. We will continue Year 2000 compliance testing throughout 1999 to ensure that regression does not occur.

We have completed a thorough assessment of all manufacturing, administrative and management software. We have begun to upgrade certain software modules and/or code to comply with AIAG Year 2000 guidelines and timing. At the same time, we are implementing new software where compliance through upgrade could not be achieved in either a timely or cost effective manner. We recently achieved Year 2000 compliance for all of our North American software. We expect to be completed in Europe by September 30, 1999. Further, we initiated the move to a common software system as we continue the implementation effort across all facilities.

We continue to assess the Year 2000 readiness of our external suppliers, business partners, and service providers to ensure that business associations will not be negatively impacted by the Year 2000 date. We will use alternate sourcing and contingency planning in situations that threaten our ability to deliver products or conduct business. Since these other companies are in various stages of Year 2000 readiness, we will be monitoring their progress throughout 1999, assessing associated risks, and taking a course of action to ensure business continuity.

In addition to efforts of our internal staff, we are using external resources to complete the project. The cost of external resources for fiscal 1998 totaled $0.3 million and the total capital spending for fiscal 1998 was $1.4 million of which, approximately $0.4 million relates to software projects. In fiscal 1999, the external costs were $0.4 million, which related to remediation activities derived from Year 2000 testing, and capital expenditures were $0.5 million. For the year ending March 31, 2000, the external costs for Europe will approximate $0.3 million which will relate to any remediation activities derived from Year 2000 testing, and the remaining capital expenditures will approximate $0.5 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         We have performed a quantitative analysis of our overall currency rate exposure at June 30, 1999. Based on this analysis, a 10% change in currency rates would not have a material effect on our earnings.

         Interest Rates. We generally manage risk associated with interest rate movements through the use of or combination of variable and fixed rate debt. Our exposure as a result of variable interest rates relates primarily to outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates.

         We have performed a quantitative analysis of our overall interest rate exposure at June 30, 1999. Based on this analysis, a 10% change in the average cost of our variable rate debt would not have a material effect on our earnings.


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



The risks and uncertainties that may affect the operations, performance, development and results of operations of the Company include the following: (1) the original equipment manufacturer ("OEM") supplier industry is highly cyclical and, in large part, impacted by the strength of the economy generally, by prevailing interest rates and by other factors which may have an effect on the level of sales of automotive vehicles; (2) future price reductions, increased quality standards or additional engineering capabilities may be required by the OEMs, which are able to exert considerable pressure on their suppliers; (3) the OEMs may decide to in-source some of the work currently performed by the Company; (4) work stoppages and slowdowns may be experienced by OEMs and their Tier 1 suppliers, as a result of labor disputes; (5) there may be a significant decrease in sales of vehicles using the Company's products or the loss by the Company of the right to supply any of such products to its major customers; (6) increased competition could arise in the OEM supplier industry; (7) changing federal, state, local and foreign laws, regulations and ordinances relating to environmental matters could affect the Company's operations; and (8) there may be unfavorable currency exchange rates relative to the U.S. dollar, which could impact the Company's operations.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)   A list of Exhibits included as part of this report is set forth in the
      Exhibit Index which immediately precedes such exhibits and is incorporated herein by reference.

(b) A report on Form 8K/A, dated February 5, 1999 was filed by the registrant on April 20, 1999; such report contained information under
      Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) with respect to the acquisition of Cofimeta S.A. and included the required financial statements of Cofimeta as well as the required pro forma financial information relating to Cofimeta.

(c) A report on Form 8-K, dated June 28, 1999, was filed by the registrant on June 28, 1999; such report contained information under Item 5 (Other Events) with respect to the acquisition of Wackenhut GmbH.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated: August 16,1999                              OXFORD AUTOMOTIVE, INC.

                                                       By:  /s/ AURELIAN BUKATKO
                                                            --------------------
                                                             Aurelian Bukatko
                                                             Senior  Vice
                                                             President and Chief
                                                             Financial Officer
                                                             (Principal
                                                             Accounting and
                                                             Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO                         DESCRIPTION


   27          Financial Data Schedule