Form 10-Q
period 1999-09-30
OXFORD AUTOMOTIVE INC
filed 1999-11-05
CIK 1040475

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark one)

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from                     to
                                      ---------------------  -------------------

        Commission file number 333-75849

                            OXFORD AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

MICHIGAN                                                    38-3262809
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)


1250 STEPHENSON HIGHWAY, TROY MICHIGAN                           48083
(Address of principal executive offices)                       (ZipCode)

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

                309,750 shares of the registrant's Common Stock
                    were outstanding as of October 31, 1999

                          PART I. FINANCIAL INFORMATION
                             OXFORD AUTOMOTIVE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            Three Months          Three Months           Six Months             Six Months
                                                Ended                 Ended                 Ended                 Ended
                                            September 30,         September 30,         September 30,         September 30,
                                                1999                  1998                  1999                   1998
Net sales                                           $201,086              $118,508              $407,447               $258,410
Cost of sales                                        177,349               109,296               362,381                237,559
                                         --------------------  --------------------  --------------------  ---------------------
    Gross profit                                      23,737                 9,212                45,066                 20,851
    Selling, general and
    administrative expenses                           11,279                 7,007                23,802                 14,806
Restructuring reserve                                                        1,176                                        1,176
Loss (gain) on sale of equipment                         208                                        (297)
                                         --------------------  --------------------  --------------------  ---------------------
Operating income                                      12,250                 1,029                21,561                  4,869

Other income (expense):
    Interest expense                                  (8,126)               (4,724)              (15,241)                (9,137)
    Other                                               (183)                   71                   132                    394
                                         --------------------  --------------------  --------------------  ---------------------
Income (loss) before income taxes                      3,941                (3,624)                6,452                 (3,874)
Income taxes                                          (1,668)                1,450                (2,757)                 1,550
                                         --------------------  --------------------  --------------------  ---------------------

Net income (loss)                                      2,273                (2,174)                3,695                 (2,324)

Accrued dividends and accretion on
    redeemable preferred stock                           330                   330                   660                    660
                                         --------------------  --------------------  --------------------  ---------------------

Net income (loss)  applicable to
 common stock                                         $1,943               ($2,504)               $3,035                ($2,984)
                                         ====================  ====================  ====================  =====================

Net income (loss) per share
 (basic and diluted)                                   $6.27                ($8.08)                 9.80                 ($9.63)
                                         ====================  ====================  ====================  =====================

Weighted average shares outstanding                  309,750               309,750               309,750                309,750
                                         ====================  ====================  ====================  =====================




See accompanying Notes to Consolidated Financial Statements.

                             OXFORD AUTOMOTIVE, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                September 30,               March 31,
                                                                    1999                      1999
                                                                 (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $ 24,932                  $ 19,008
  Accounts receivable, trade                                           138,140                   152,281
  Inventory                                                             55,406                    48,104
  Reimbursable tooling                                                  27,849                    23,201
  Deferred income taxes                                                  2,262                     3,669
  Prepaid expenses and other
    current assets                                                      20,340                    18,225
                                                            -------------------      --------------------

    Total Current Assets                                               268,929                   264,488

 Other noncurrent assets                                                27,788                    29,677
 Deferred income taxes                                                  25,684                    25,366
 Property, plant and equipment, net                                    260,578                   223,399
                                                            -------------------      --------------------

 Total Assets                                                         $582,979                  $542,930
                                                            ===================      ====================

LIABILITIES SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                     $117,357                  $109,343
 Restructuring reserve                                                   8,832                     8,747
 Other current liabilities                                              51,816                    54,444
 Current portion of long-term debt                                      11,233                    11,504
                                                            -------------------      --------------------

 Total Current Liabilities                                             189,238                   184,038
LONG TERM LIABILITIES
 Pension liability                                                       9,697                     7,069
 Post retirement medical benefits                                       44,355                    42,703
 Deferred taxes                                                          9,994                    11,867
 Other noncurrent                                                        7,461                     3,648
 Long term debt                                                        276,883                   252,358
                                                            -------------------      --------------------

 Total Liabilities                                                     537,628                   501,683

                             OXFORD AUTOMOTIVE, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             September 30,         March 31,
                                                                 1999                 1999
                                                              (unaudited)
Redeemable Series A $3.00
 Cumulative preferred stock,
 $100 stated value - 457,541
 shares authorized, 397,539 shares
 issued and outstanding at
 September 30, 1999, and
 March 31, 1999                                                  40,383               40,319

SHAREHOLDERS' EQUITY
 Common stock                                                     1,050                1,050
 Accumulated other
  comprehensive income (loss)                                    (5,700)              (6,705)
 Retained earnings                                                9,618                6,583
                                                            ------------        -------------

                                                                  4,968                  928
                                                            ------------        -------------
      Total liabilities &
      shareholders' equity                                     $582,979             $542,930
                                                            ============        =============



See accompanying Notes to Consolidated Financial Statements.

                             OXFORD AUTOMOTIVE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              For the Six             For the Six
                                                             Months Ended             Months Ended
                                                             September 30,            September 30,
                                                                 1999                     1998
                                                              (unaudited)              (unaudited)
OPERATING ACTIVITIES
Net income                                                        $ 3,695                 ($ 2,324)

Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities

 Depreciation and amortization                                     15,784                   13,169
 Deferred income taxes                                               (553)                  (1,916)
 Gain on sale of equipment                                           (297)
Changes in operating assets and
 liabilities affecting cash
 Accounts receivable, trade                                        21,608                   (1,920)
 Inventories                                                         (200)                  (1,476)
 Reimbursable tooling                                              (4,680)                  (3,580)
 Prepaid expenses and other assets                                 (8,793)                  (1,806)
 Accounts payable                                                   4,369                   (8,853)
 Restructuring reserve                                             (3,602)                  (1,053)
 Accrued expenses and other liabilities                            (7,794)                     818
 Income taxes payable/refundable                                                              (787)
 Other noncurrent liabilities                                       3,073                      890
                                                               ------------             ------------

Net cash provided by (used in) operating
 activities                                                        22,610                   (8,838)
                                                               ------------             ------------

INVESTING ACTIVITIES
Purchase of business, net of cash acquired                             59                  (53,465)
Purchase of property, plant
    and equipment                                                 (19,770)                 (15,291)
Proceeds from sale of equipment                                     3,743
Purchase of marketable securities                                                             (887)
                                                               ------------             ------------

Net cash used in investing activities                             (15,968)                 (69,643)
                                                               ------------             ------------

FINANCING ACTIVITIES
Net proceeds (payments) on borrowings                                 (50)                  28,178
Proceeds from borrowing arrangements                                                        37,044
Debt financing costs                                                                          (647)
Payment of preferred dividends                                       (596)                    (596)
                                                               ------------             ------------

Net cash provided by (used in) financing activities                  (646)                  63,979
                                                               ------------             ------------

                             OXFORD AUTOMOTIVE, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           For the Six                For the Six
                                                                           Months Ended               Months Ended
                                                                           September 30,              September 30,
                                                                               1999                       1998
                                                                            (unaudited)                (unaudited)
Effect of exchange rate
 changes on cash                                                                     (72)                      (398)
                                                                          ----------------           ----------------
Net increase (decrease) in cash
 and cash equivalents                                                              5,924                    (14,900)
Cash and cash equivalents
 at beginning of period                                                           19,008                     18,321
                                                                          ----------------           ----------------

Cash and cash equivalents
 at end of period                                                                $24,932                    $ 3,421
                                                                          ================           ================


See accompanying notes of Consolidated Financial Statements.

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

2. INVENTORIES (Dollars in thousands)

                                                            September 30,             March 31,
                                                               1999                    1999
     Raw materials                                              $26,015                 $23,154
     Finished goods and work-in-process                          33,327                  28,646
                                                         ----------------        ----------------
                                                                 59,342                  51,800
     LIFO and other reserves                                     (3,936)                 (3,696)
                                                         ----------------        ----------------
                                                                $55,406                 $48,104
                                                         ================        ================


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


5. SHAREHOLDERS' EQUITY  (In Thousands, Except Per Share Amounts)

                                                                          Accumulated
                                                                             Other
                                                        Common           Comprehensive         Retained
                                                         Stock              Income             Earnings            Total
                                                     ------------    --------------------  ---------------    --------------

    Balances at March 31, 1999                            $1,050            ($6,705)            $6,583              $  928
    Net income                                                                                   3,695               3,695
    Foreign currency
     translation adjustments                                                  1,005                                  1,005
    Accrued dividends and
     accretion of redeemable
     preferred stock                                                                              (660)               (660)
                                                     ------------    --------------------  ---------------    --------------


    Balances at September 30, 1999                        $1,050            ($5,700)            $9,618              $4,968
                                                     ============    ====================  ===============    ==============






6. COMPREHENSIVE INCOME

The Company's total comprehensive income was as follows:


                                                    Three Months       Three months          Six Months        Six Months
                                                       Ended              Ended                Ended              Ended
                                                   September 30,      September 30,        September 30,      September 30,
                                                       1999               1998                 1999               1998
    Net income (loss)                                   $2,273            ($2,174)               3,695            (2,324)
                                                   --------------     --------------       --------------     --------------

    Other comprehensive income
     (loss), net of tax:
    Foreign currency translation adjustment             (1,240)            (2,983)               1,005            (5,249)
    Net unrealized loss on marketable securities             0               (488)                                (2,406)
                                                   --------------     --------------       --------------     --------------
    Other comprehensive
            income (loss)                               (1,240)            (3,471)               1,005            (7,655)
                                                   --------------     --------------       --------------     --------------

    Total comprehensive income (loss)                   $1,033            ($5,645)               3,278            (9,979)
                                                   ==============     ==============       ==============     ==============


7. CONDENSED CONSOLIDATING INFORMATION

The Notes are guaranteed by certain of our wholly-owned subsidiaries, including BMG Holdings Inc., Howell Industries, Inc., Lobdell Emery Corporation, Oxford Suspension, Inc., Oxford Suspension Ltd., and RPI Holdings, Inc. (the "Guarantor Subsidiaries"). As of September 30, 1999 the Notes were not guaranteed by certain of our other consolidated subsidiaries, including Oxford Automotive Europe, Oxford Automotriz de Mexico S.A. de C.V., Oxford Automotive France, Cofimeta S.A. and Wackenhut (the "Non-Guarantor Subsidiaries"). As of September 30, 1998 the Notes were not guaranteed by Oxford Automotriz de Mexico S.A. de C.V. Cofimeta was acquired in February 1999, therefore, while it is included in the consolidated balance sheet ended March 31, 1999, it is excluded from the reporting for the six and three months ended September 30, 1998. Wackenhut was acquired June 28,1999, therefore it is excluded from the reporting for the period ended March 31, 1999 and is included only for the period post acquisition for the six months ended September 30, 1999.


The guarantee of the Notes by the Guarantor Subsidiaries is full and unconditional, joint and several. The following unaudited condensed consolidated financial information presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-Guarantor Subsidiaries. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors in the Notes.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 1999
                       (DOLLAR AMOUNTS IN THOUSANDS)
                                (UNAUDITED)


                                                         Non-Guarantor       Guarantor
                                            Parent        Subsidiaries      Subsidiaries     Eliminations       Consolidated
ASSETS
Current Assets
Cash and cash
 equivalents                                   $12,941            $9,994           $1,997   $                         $24,932
Receivables (net)                                   81            41,773           96,286                             138,140
Inventories                                                       20,194           35,212                              55,406
Reimbursable tooling                            13,970             8,720            5,159                              27,849
Deferred income taxes                              536                              1,726                               2,262
Prepaid expenses and
 other current assets                            1,051            15,023            4,266                              20,340
                                        --------------- -----------------  ---------------  ----------------    --------------
Total current assets                            28,579            95,704          144,646                 0           268,929

Other noncurrent assets                         10,349            (3,237)          14,693                              21,805
Deferred taxes                                     830            10,602           14,252                              25,684
Property, plant and
 equipment, net                                  5,367            67,036          188,175                             260,578
Investment in
 subsidiaries                                   93,559                             51,149          (138,725)            5,983
                                        --------------- -----------------  ---------------  ----------------    --------------
Total assets                                  $138,684          $170,105         $412,915         ($138,725)         $582,979
                                        =============== =================  ===============  ================    ==============

LIABILITIES AND
SHAREHOLDERS' EQUITY
 Current Liabilities
 Trade accounts payable                          5,130            28,282           83,945                             117,357
 Intercompany accounts                        (108,849)             (806)         109,655
 Restructuring reserve                                             8,464              368                               8,832
 Accrued expenses and
  other current
  liabilities                                     (678)           31,845           20,649                              51,816
 Current portion
  of borrowings                                  3,250             6,236            1,747                              11,233
                                        --------------- -----------------  ---------------  ----------------    --------------
Total current liabilities                     (101,147)           74,021          216,364                 0           189,238

                               SEPTEMBER 30, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)



                                                         Non-Guarantor      Guarantor
                                         Parent           Subsidiaries     Subsidiaries    Eliminations     Consolidated
Pension liability                                            2,491            7,206                            9,697
Post retirement                                                              44,355                           44,355
 medical benefits
 liability
Deferred income taxes                                                         9,994                            9,994
Other non-current
 liabilities                                    (10)         5,826            1,645                            7,461
Long-term borrowings
 less current portion                       229,173         47,282              428                          276,883
                                     ---------------  -------------  ---------------  --------------  ---------------
Total liabilities                           128,016        129,620          279,992                          537,628
Redeemable preferred
 stock                                                                       40,383                           40,383
Shareholder's equity
 common stock                                 1,050         39,882           91,002        (130,884)           1,050
Accumulated other
 comprehensive
 income (loss)                                              (2,308)          (3,392)                          (5,700)
Retained earnings                             9,618          2,911            4,930          (7,841)           9,618
                                     ---------------  -------------  ---------------  --------------  ---------------

Total shareholders' equity                   10,668         40,485           92,540        (138,725)           4,968

Total liabilities and
shareholder's equity                       $138,684       $170,105         $412,915       ($138,725)        $582,979
                                     ===============  =============  ===============  ==============  ===============

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                         Non-guarantor       Guarantor
                                            Parent        Subsidiaries      Subsidiaries     Eliminations       Consolidated
ASSETS
Current assets
 Cash and cash
 equivalents                                    $9,741            $9,158             $109   $                         $19,008
Receivables (net)                                  114            45,345          106,822                             152,281
Inventories                                                       14,402           33,702                              48,104
Reimbursable tooling                             3,010             8,766           11,425                              23,201
Deferred income taxes                              536                              3,133                               3,669
Prepaid expenses and
 other current assets                            2,151            13,174            2,900                              18,225
                                        --------------- -----------------  ---------------  ----------------    --------------
Total current assets                            15,552            90,845          158,091                 0           264,488

Other noncurrent assets                         10,898            13,572           30,573                              55,043
Property, plant and
 equipment, net                                  4,003            28,259          191,137                             223,399
Investment in
 consolidation
 subsidiaries                                   87,546                             45,166          (132,712)                0
                                        --------------- -----------------  ---------------  ----------------    --------------
Total assets                                  $117,999          $132,676         $424,967         ($132,712)         $542,930
                                        =============== =================  ===============  ================    ==============

LIABILITIES AND
SHAREHOLDERS' EQUITY
 Current Liabilities
 Trade accounts payable                          2,046            34,906           72,391                             109,343
 Intercompany accounts                        (130,223)            4,573          125,650                                   0
 Restructuring reserve                                             6,676            2,071                               8,747
 Accrued expenses and
  other current
  liabilities                                    5,432            24,596           24,416                              54,444
 Current portion
  of borrowings                                  1,877             6,301            3,326                              11,504
                                        --------------- -----------------  ---------------  ----------------    --------------
Total current liabilities                     (120,868)           77,052          227,854                 0           184,038

                                 MARCH 31, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)




                                                      Non-guarantor    Guarantor
                                         Parent       Subsidiaries    Subsidiaries    Eliminations     Consolidated
Pension liability                                                             7,069                            7,069
Post retirement
 medical benefits
 liability                                                                   42,703                           42,703
Deferred income taxes and other                              1,975           13,540                           15,515
Long-term borrowings
 less current portion                       231,234         20,070            1,054                          252,358
                                     ---------------  -------------  ---------------  --------------  ---------------
Total liabilities                           110,366         99,097          292,220                          501,683
Redeemable preferred
 stock                                                                       40,319                           40,319
Shareholder's equity
 common stock                                 1,050         37,045           91,002        (128,047)           1,050
Accumulated other
 comprehensive                                                                                                     0
 income (loss)                                              (1,955)          (4,750)                          (6,705)
Retained earnings                             6,583         (1,511)           6,176          (4,665)           6,583
                                     ---------------  -------------  ---------------  --------------  ---------------

Total shareholders' equity                    7,633         33,579           92,428        (132,712)             928

Total liabilities and
shareholder's equity                       $117,999       $132,676         $424,967       ($132,712)        $542,930
                                     ===============  =============  ===============  ==============  ===============

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                       Non-Guarantor         Guarantor
                                       Parent          Subsidiaries        Subsidiaries       Eliminations        Consolidated
Sales                               $                           $57,942          $143,144                                $201,086
Cost of sales                                                    48,016           129,333                                 177,349
                                    --------------  --------------------  ----------------  ------------------  ------------------
                                                                  9,926            13,811                                  23,737
 Gross profit
Selling, general and
 administrative
 expenses                                  (1,554)                3,380             9,453                                  11,279
Gain on sale of assets                                               23               185                                     208
                                    --------------  --------------------  ----------------  ------------------  ------------------
Operating income                            1,554                 6,523             4,173                   0              12,250
 Other income
 (expense)                                     58                   (12)             (229)                                   (183)
 Interest expense                          (1,292)               (1,375)           (5,459)                                 (8,126)
                                    --------------  --------------------  ----------------  ------------------  ------------------
 Income before
  income taxes                                320                 5,136            (1,515)                  0               3,941
Income taxes                                 (128)               (2,035)              495                                  (1,668)
                                    --------------  --------------------  ----------------  ------------------  ------------------
Income before equity
 in income of
 consolidated
 subsidiaries                                 192                 3,101            (1,020)                  0               2,273

Equity in income of
 consolidated
 subsidiaries                               2,081                                                      (2,081)
                                    --------------  --------------------  ----------------  ------------------  ------------------

Net income                                 $2,273                $3,101           ($1,020)            ($2,081)             $2,273
                                    ==============  ====================  ================  ==================  ==================

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                       Non-Guarantor         Guarantor
                                       Parent          Subsidiaries        Subsidiaries       Eliminations        Consolidated
Sales                               $                          $112,431          $295,016                                $407,447
Cost of sales                                                    95,792           266,589                                 362,381
                                    --------------  --------------------  ----------------  ------------------  ------------------
                                                                 16,639            28,427                                  45,066
 Gross profit
Selling, general and
 administrative
 expenses                                  (2,276)                7,306            18,772                                  23,802
Gain on sale of assets                                             (482)              185                                    (297)
                                    --------------  --------------------  ----------------  ------------------  ------------------
Operating income                            2,276                 9,815             9,470                   0              21,561
 Other income
 (expense)                                     58                    16                58                                     132
 Interest expense                          (2,569)               (2,468)          (10,204)                                (15,241)
                                    --------------  --------------------  ----------------  ------------------  ------------------
 Income before
  income taxes                               (235)                7,363              (676)                  0               6,452
Income taxes                                   94                (2,941)               90                                  (2,757)
                                    --------------  --------------------  ----------------  ------------------  ------------------
Income before equity
 in income of
 consolidated
 subsidiaries                                (141)                4,422              (586)                  0               3,695

Equity in income of
 consolidated
 subsidiaries                               3,836                                                      (3,836)                  0
                                    --------------  --------------------  ----------------  ------------------  ------------------

Net income                                 $3,695                $4,422             ($586)            ($3,836)             $3,695
                                    ==============  ====================  ================  ==================  ==================

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                       Non-Guarantor         Guarantor
                                       Parent           Subsidiary         Subsidiaries       Eliminations        Consolidated
Sales                               $                            $2,319          $116,189                                $118,508
Cost of sales                                                     2,420           106,876                                 109,296
                                    --------------  --------------------  ----------------  ------------------  ------------------
                                                                   (101)            9,313                                   9,212
 Gross profit
Selling, general and
 administrative
 expenses                                  (1,104)                                  8,111                                   7,007
 Restructuring provision                                                            1,176                                   1,176
Gain on sale of assets                                                                  0                                       0
                                    --------------  --------------------  ----------------  ------------------  ------------------
Operating income                            1,104                  (101)               26                   0               1,029
 Other income
 (expense)                                    257                   (78)             (108)                                     71
 Interest expense                                                    (1)           (4,723)                                 (4,724)
                                    --------------  --------------------  ----------------  ------------------  ------------------
 Income before
  income taxes                              1,361                  (180)           (4,805)                  0              (3,624)
Income taxes                                 (544)                   72             1,922                                   1,450
                                    --------------  --------------------  ----------------  ------------------  ------------------
Income before equity
 in income of
 consolidated
 subsidiaries                                 817                  (108)           (2,883)                  0              (2,174)

Equity in income of
consolidated
subsidiaries                               (2,991)                                                      2,991                   0
                                    --------------  --------------------  ----------------  ------------------  ------------------

Net income                                ($2,174)                ($108)          ($2,883)             $2,991             ($2,174)
                                    ==============  ====================  ================  ==================  ==================

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                       Non-Guarantor         Guarantor
                                       Parent           Subsidiary         Subsidiaries       Eliminations        Consolidated
Sales                               $                            $2,650          $255,760                                $258,410
Cost of sales                                                     3,175           234,384                                 237,559
                                    --------------  --------------------  ----------------  ------------------  ------------------
                                                                   (525)           21,376                                  20,851
 Gross profit
Selling, general and
 administrative
 expenses                                  (1,286)                                 16,092                                  14,806
 Restructuring provision                                                            1,176                                   1,176
Gain on sale of assets                                                                  0                                       0
                                    --------------  --------------------  ----------------  ------------------  ------------------
Operating income                            1,286                  (525)            4,108                   0               4,869
 Other income
 (expense)                                    257                   (69)              206                                     394
 Interest expense                                                    (1)           (9,136)                                 (9,137)
                                    --------------  --------------------  ----------------  ------------------  ------------------
 Income before
  income taxes                              1,543                  (595)           (4,822)                  0              (3,874)
Income taxes                                 (617)                  213             1,954                                   1,550
                                    --------------  --------------------  ----------------  ------------------  ------------------
Income before equity
 in income of
 consolidated
 subsidiaries                                 926                  (382)           (2,868)                  0              (2,324)

Equity in income of
 consolidated
 subsidiaries                              (3,250)                                                      3,250                   0
                                    --------------  --------------------  ----------------  ------------------  ------------------

Net income                                ($2,324)                ($382)          ($2,868)             $3,250             ($2,324)
                                    ==============  ====================  ================  ==================  ==================

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                          Non Guarantor          Guarantor
                                          Parent          Subsidiaries          Subsidiaries         Consolidated
Net cash provided by
 (used in)
 operating activities                         $5,516                $5,185              $11,909              $22,610
                                      ---------------  --------------------  -------------------  -------------------
INVESTING ACTIVITIES
Purchase of businesses,
 net of cash acquired                                                   59                                        59
Purchase of property,
 plant and equipment                          (1,628)               (7,950)             (10,192)             (19,770)
Proceeds from sale
 of equipment                                                          744                2,999                3,743
                                      ---------------  --------------------  -------------------  -------------------
Net cash used in
 investing activities                         (1,628)               (7,147)              (7,193)             (15,968)
                                      ---------------  --------------------  -------------------  -------------------
FINANCING ACTIVITIES
Net proceeds (payments)
 on borrowings                                  (688)                2,883               (2,245)                 (50)
Payment of preferred stock dividends                                                       (596)                (596)
                                       ---------------  --------------------  -------------------  -------------------
Net cash provided by
 (used in)
 financing activities                           (688)                2,883               (2,841)                (646)
                                      ---------------  --------------------  -------------------  -------------------
Effect of foreign
 currency rate
fluctuation on cash                                                    (85)                  13                  (72)
                                      ---------------  --------------------  -------------------  -------------------
Net increase (decrease)
 in cash                                       3,200                   836                1,888                5,924
Cash at beginning
 of period                                     9,741                 9,158                  109               19,008
                                      ---------------  --------------------  -------------------  -------------------
Cash at end of period                        $12,941                $9,994               $1,997              $24,932
                                      ===============  ====================  ===================  ===================

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                               Non Guarantor           Guarantor
                                               Parent           subsidiary           subsidiaries         Consolidated
Net cash provided by
 (used in)
 operating activities                             ($18,756)              $1,018                $8,900              ($8,838)
                                           ---------------- --------------------  -------------------- --------------------
INVESTING ACTIVITIES
Purchase of businesses,
 net of cash acquired                              (53,465)                                                        (53,465)
Purchase of property,
 plant and equipment                                (1,434)                (961)              (12,896)             (15,291)
 Purchase of Marketable Securities                    (887)                                                           (887)
                                           ---------------- --------------------  -------------------- --------------------
Net cash used in
 investing activities                              (55,786)                (961)              (12,896)             (69,643)
                                           ---------------- --------------------  -------------------- --------------------
FINANCING ACTIVITIES
Net proceeds (payments)
 on borrowings                                      27,124                                      1,054               28,178
Principal repayments
 on borrowing
 arrangements                                       37,044                                                          37,044
 Payment of deferred dividend                         (596)                                                           (596)
Debt financing costs                                  (647)                                                           (647)
                                           ---------------- --------------------  -------------------- --------------------
Net cash provided by
 financing activities                               62,925                    0                 1,054               63,979
                                           ---------------- --------------------  -------------------- --------------------
Effect of foreign
 currency rate
fluctuation on cash                                                        (332)                  (66)                (398)
                                           ---------------- --------------------  -------------------- --------------------
Net increase (decrease)
 in cash                                           (11,617)                (275)               (3,008)             (14,900)
Cash at beginning
 of period                                          13,673                  322                 4,326               18,321
                                           ---------------- --------------------  -------------------- --------------------
Cash at end of period                               $2,056                  $47                $1,318               $3,421
                                           ================ ====================  ==================== ====================





8. RECLASSIFICATIONS Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Three and six months ended September 30, 1999
        As compared to the three and six months ended September 30, 1998

Results of Operations

The three and six months ended September 30, 1999 statements of operations for Oxford Automotive, Inc. (the "Company") include the results of operations for substantially all subsidiaries, including the following principal operating subsidiaries, BMG North America Limited, Lobdell Emery Corporation ("Lobdell"), Howell Industries, Inc. ("Howell"), RPI Holdings, Inc. ("RPIH"), and Oxford Suspension, Inc. and Oxford Suspension Ltd. (collectively the "Suspension Division"), Cofimeta S.A. ("Cofimeta"),and Wackenhut GmbH ("Wackenhut"). Lobdell was acquired on January 10, 1997, Howell was acquired August 13, 1997, RPIH was acquired on November 25, 1997, the Suspension Division was acquired on April 1, 1998, Cofimeta was acquired on February 5, 1999 and Wackenhut GmbH was acquired on June 28, 1999. Each was accounted for using the purchase method of accounting. Based on its acquisition date, the six month statement of operations for the period ended September 30, 1999 includes operating results for Wackenhut only for the period following the acquisition. In addition, the three and six month statement of operations for the period ended September 30, 1998 does not include the operating results of Cofimeta or Wackenhut.

The following table sets forth, for the periods indicated, certain accounts from the Company's statement of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

(Dollars in millions)

                           Three Months      Three Months      Six Months       Six Months
                               Ended             Ended            Ended            Ended
                           Sept 30, 1999     Sept 30, 1998    Sept 30, 1999    Sept 30, 1998
Net sales                  $201.1   100.0%   $118.5  100.0%   407.4   100.0%   $258.4  100.0%

Gross profit                 23.7    11.8%      9.2    7.8%    45.1    11.1%     20.9    8.1%

Selling, general
 and administrative          11.3     5.6%      7.0    5.9%    23.8     5.8%     14.8    5.7%

Operating income             12.3     6.1%      1.0    0.8%    21.6     5.3%      4.9    1.9%

Net interest expense          8.1     4.0%      4.7    4.0%    15.2     3.7%      9.1    3.5%

Net income (loss)             2.3     1.1%     (2.2)  (1.9)%    3.7     0.9%     (2.3)  (0.9%)

Memo: EBITDA                 20.3    10.1%      7.7    6.5%    37.5     9.2%     18.4    7.1%

NET SALES -- Net sales for the three months ended September 30, 1999 were $201.1 million. This represents an increase of $82.6 million as compared to net sales for the three months ended September 30, 1998 of $118.5 million. The overall increase is primarily the result of the European acquisitions made since the prior year ($53.0 million). The balance of the increase is a result of the start up of the Saturn LS program, the Windstar mini-van full production schedule, the continued production strength of the industry-wide light truck and sport utility vehicle platforms including strong suspension component sales for the full size vans. A portion of the increase is due to the negative impact on net sales for the three months ended September 30, 1998 resulting from the General Motors strike ($9.6 million). European sales were strong on multi-platform vehicles such as the Renault Megane and Laguna.

For the year to date period, net sales were $407.4 million, an increase of $149.0 million as compared to $258.4 million for the same period last year. Again, the increase is primarily related to the European acquisitions made during the period ($103.4 million), the impact of the General Motors strike ($18.3 million) and strength of the sport utility, light truck and van segments of the industry.

GROSS PROFIT -- For the three months ended September 30, 1999, gross profit increased to $23.7 million or 11.8% of net sales as compared to $9.2 million or 7.8% of net sales for the prior year. The gross profit and gross margin increases are related to successful product launches, higher achieved gross margins on value-added product mix, fixed cost reductions achieved as a result of plant rationalization and gross profit related to the European acquisitions. In addition, the increase includes the profit impact of the General Motors sales rebound from the prior year strike. The gross profit and gross margin increases also reflect the year over year reduction in launch costs and other productivity improvement efforts such as automation, quick die change and press utilization improvements.

For the year to date period, gross profit was $45.1 million, an increase of $24.2 million as compared to $20.9 million for the same period last year. As explained above, the increase is primarily a result of productivity improvements, plant fixed cost reduction, incremental profit related to acquisitions and recovery from the impact of the General Motors strike.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- For the three months ended September 30, 1999, SG&A expenses increased to $11.3 million (5.6% of net sales), compared to $7.0 million (5.9% of net sales) for the prior year. The increase in spending can be directly associated with the recent European acquisitions, including the establishment and staffing of a European technical center. In addition, we continue to support ongoing and new customer program launches. Although expenditures have risen, as a percentage of sales they have declined. This is a reflection of our ability to utilize global engineering support staff to meet our customers worldwide needs.

For the year to date period, SG&A expenses increased to $23.8 million or 5.8% of net sales as compared to $14.8 million or 5.7% of net sales for the prior year. As explained above, the increase is primarily related to the European acquisitions and global support for customer programs.

OPERATING INCOME - For the three months ended September 30, 1999, operating income increased to $12.3 million or 6.1% of net sales as compared to $1.0 million or 0.8% of net sales for the prior year. For the year to date period, operating income was $21.6 million, an increase of $16.7 million as compared to $4.9 million for the same period last year. The increase is a result of operating income related to gross margin improvements, SG&A variances as explained above as well as acquisitions made during the period.

INTEREST EXPENSE - For the three months ended September 30, 1999, net interest expense was $8.1 million, an increase of $3.4 million, as compared to $4.7 million for the same period last year. The increase can be attributed to acquisitions during the period, the Series C Senior Subordinated Notes due 2007, which were issued in December 1998, and the interim financing of customer tooling.

For the year to date period, net interest expense was $15.2 million, an increase of $6.1 million as compared to the same period last year. Similar to the three month period ended September 30, the increase can be attributed to acquisitions during the period, the Series C Senior Subordinated Notes due 2007 and the interim financing of customer tooling and new and ongoing customer program launches.

NET INCOME - For the three months ended September 30, 1999, the Company reported net income of $2.3 million, an increase of $4.5 million as compared to a prior year net loss of $2.2 million. The increase in earnings was the result of overall plant profitability initiatives, the impact of the prior year
General Motors strike and net income generated by acquisitions.

For the year to date period, the Company reported net income of $3.7 million, an increase of $6.0 million as compared to the prior year. As explained above, the increase relates primarily to plant operational improvements, net income related to acquisitions and the impact of the prior year General Motors strike.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net income adjusted for non-cash charges (depreciation and amortization and deferred taxes) generated approximately $18.9 million of cash for the six months ended September 30, 1999. Cash increased by $21.1 million during the period based on a decrease in accounts receivable, inventories and reimbursable tooling, as well as an increase in accounts payable. The cash increase was offset by an overall decrease ($17.4 million) in accrued expenses and other liabilities, gain on sale of equipment, other assets and cash payments related to restructuring reserves. During the six months ended September 30, 1999, the Company used approximately $16.0 million for investing activities, including the acquisition of Wackenhut. These investing activities were supported substantially by operating cash flows. The cash used in financing activities was for payments of line of credit borrowings and preferred shareholder dividends.

At September 30, 1999 we had approximately $140.8 million available under our credit facility with Bank One on behalf of itself and as agent for a syndicate of other lenders (the "Senior Credit Facility"). At September 30, 1999, we had no amount outstanding under the line of credit and $4.2 million in outstanding letters of credit to support certain Industrial Development Revenue Bonds and workers compensation commitments. The remaining amount of Industrial Revenue Bonds of $1.4 million will be redeemed in November 1999.

As of the date of its acquisition, Wackenhut carried indebtedness with a face value of DM 63.4 million. The debt includes a DM 40.0 million term note and a DM
35.0 million revolving line of credit ( DM 23.4 million outstanding at close). The term note calls for semi-annual principal payments of DM 2.5 million beginning in March 2004 and has been discounted at a market rate of 10%. For
US GAAP purposes, Wackenhut had outstanding indebtedness of US $24.2 million at acquisition. We have also secured DM 45.0 million of additional financing to assist with capital expenditures and future growth. This indebtedness is nonrecourse with respect to the Company.

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

Capital expenditures were $19.8 million, or 4.9% of net sales for the six months ended September 30, 1999 as compared to $15.3 million or 5.9% of net sales for the six months ended September 30, 1998. The increase of $4.5 million was due primarily to support customer programs and cost reduction and productivity improvement projects. Other capital expenditures included health and safety items, computer and network upgrades and Y2K support.

For fiscal 2000, our capital expenditures are expected to be $39.6 million, consisting of $24.3 million to support new business and increase capacity, $12.3 million for maintenance, rebuilds and improvements and $3.0 million in other expenditures, including health, safety and environmental.

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

RAMOS ARIZPE - MEXICO FACILITY

On March 31, 1999, we entered into a cross-border asset usage facility through a wholly-owned Mexican subsidiary for the acquisition of new equipment for and construction of a new facility being built in Ramos Arizpe, Mexico. Under U.S. Generally Accepted Accounting Principles, this transaction is classified as an operating lease. The approximately 330,000 sq. ft. facility will support a General Motors hood, door and underbody assembly program (SUV/ Hybrid vehicle) slated to begin production in April 2000. The program is expected to generate approximately $90.0 million of annual sales when in full production. We were awarded substantially all closure panels and rear underbody components for the program. Plant rationalization has allowed for the transfer of equipment already owned to the facility. The lease payments for the facility will be approximately $6 million per year. The award of the program is in line with our expected growth into Mexico and is seen as key to our future success in that country.


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

We have broken the Year 2000 program into the following assessment areas: business computer systems, desktop computing, network infrastructure, voice systems, shop floor systems, non-information technology items, and suppliers/business partners. As it relates to the AIAG areas for evaluation, we do not have dedicated product-testing facilities nor do our products contain any computer chips. We have completed Year 2000 remediation in North America and Europe. We will continue Year 2000 compliance testing throughout 1999 to ensure that regression does not occur.

We have completed a thorough assessment of all manufacturing, administrative and management software. We have begun to upgrade certain software modules and/or code to comply with AIAG Year 2000 guidelines and timing. At the same time, we are implementing new software in North America and Europe where compliance through upgrade could not be achieved in either a timely or cost effective manner. Further, we initiated the move to a common software system as we continue the implementation effort across all facilities. We recently completed Year 2000 compliance testing for all of our North American and European software.

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

In addition to efforts of our internal staff, we are using external resources to complete the project. The cost of external resources for fiscal 1998 totaled $0.3 million and the total capital spending for fiscal 1998 was $1.4 million, of which approximately $0.4 million relates to software projects. In fiscal 1999, the external costs were $0.4 million, which related to remediation activities derived from Year 2000 testing, and capital expenditures were $0.5 million. For the year ending March 31, 2000, the external costs for Europe will approximate $0.5 million, which will relate to any remediation activities derived from Year 2000 testing, and the remaining capital expenditures will approximate $0.5 million.

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

         We have performed a quantitative analysis of our overall currency rate exposure at September 30, 1999. Based on this analysis, a 10% change in currency rates would not have a material effect on our earnings.

         Interest Rates. We generally manage risk associated with interest rate movements through the use of or combination of variable and fixed rate debt. Our exposure as a result of variable interest rates relates primarily to outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates.

         We have performed a quantitative analysis of our overall interest rate exposure at September 30, 1999. Based on this analysis, a 10% change in the average cost of our variable rate debt would not have a material effect on our earnings.

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

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders.

          Pursuant to a shareholder consent, dated August 9, 1999, in lieu of an annual shareholder meeting, the existing board of directors of the registrant was re-elected in its entirety. The written consents of shareholders holding 239,284 of the registrant's 309,750 shares of common stock outstanding were received and voted in favor of each member of the board.


Item 6. Exhibits and Reports on Form 8-K.

  (a)     A list of Exhibits included as part of this report is set forth in the
          Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

  (b) No reports on Form 8-K were filed by the registrant during the three months ended September 30, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 1999                  OXFORD AUTOMOTIVE, INC.

                                        By:  /s/ AURELIAN BUKATKO

                                             Aurelian Bukatko
                                              Senior Vice President and
                                             Chief Financial Officer
                                              (Principal Accounting and
                                             Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO                       DESCRIPTION


4.1 Form of Amended and Restated Pledge Agreement and Irrevocable Proxy in favor of NBD Bank (now known as Bank One, Michigan)

4.2 Form of Amended and Restated Security Agreement in favor of NBD Bank (now known as Bank One, Michigan)

4.3 Form of Amended and Restated Security Agreement in favor of First Chicago NBD Bank, Canada

4.4 Form of Amended and Restated Guaranty Agreement in favor of NBD Bank (now known as Bank One, Michigan)

4.5 Form of Amended and Restated Guarantee in favor of NBD Bank (now known as Bank One, Michigan)

 27    Financial Data Schedule