Form 10-Q
period 1999-12-31
OXFORD AUTOMOTIVE INC
filed 2000-02-11
CIK 1040475

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from               to
                                   ---------------   -----------------

     Commission file number 333-75849

                             OXFORD AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

MICHIGAN                                                     38-3262809
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                               Identification No.)

1250 STEPHENSON HIGHWAY, TROY MICHIGAN                            48083
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

                 309,750 shares of the registrant's Common Stock
                     were outstanding as of January 31, 2000

                          PART I. FINANCIAL INFORMATION
                             OXFORD AUTOMOTIVE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                      Three Months    Three Months    Nine Months     Nine Months
                                          Ended          Ended           Ended           Ended
                                      December 31,    December 31,    December 31,    December 31,
                                          1999            1998            1999            1998

Net sales                             $    199,681    $    149,734    $    607,128    $    408,144
Cost of sales                              174,800         135,053         537,181         372,612
                                      ------------    ------------    ------------    ------------
 Gross profit                               24,881          14,681          69,947          35,532
Selling, general and
 administrative expenses                    13,148           7,429          36,950          22,235
Restructuring reserve                                                                        1,176
Loss on sale of equipment                      429                             132
                                      ------------    ------------    ------------    ------------
Operating income                            11,304           7,252          32,865          12,121

Other income (expense):
 Interest expense, net                      (8,024)         (5,118)        (23,265)        (14,255)
 Other income                                  392             555             524             949
                                      ------------    ------------    ------------    ------------

Income (loss) before income taxes            3,672           2,689          10,124          (1,185)
Income tax (provision) benefit              (1,549)         (1,075)         (4,306)            475
                                      ------------    ------------    ------------    ------------

Net income (loss)                            2,123           1,614           5,818            (710)

Accrued dividends and accretion on
redeemable preferred stock                     330             330             990             990
                                      ------------    ------------    ------------    ------------

Net income (loss)  applicable to
 common stock                         $      1,793    $      1,284    $      4,828    ($     1,700)
                                      ============    ============    ============    ============

Net income (loss) per share
 (basic and diluted)                  $       5.79    $       4.15    $      15.59    ($      5.49)
                                      ============    ============    ============    ============

Weighted average shares outstanding        309,750         309,750         309,750         309,750
                                      ============    ============    ============    ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             OXFORD AUTOMOTIVE, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          December 31,        March 31,
                                             1999                1999
                                          (unaudited)

ASSETS

CURRENT ASSETS
 Cash and cash equivalents               $     11,129       $     19,008
 Trade receivables, net                       126,403            152,281
 Inventory                                     52,764             48,104
 Reimbursable tooling                          17,030             23,201
 Deferred income taxes                          2,556              3,669
 Prepaid expenses and other
 current assets                                24,195             18,225
                                         ------------       ------------

     Total Current Assets                     234,077            264,488

 Other noncurrent assets                       27,961             29,677
 Deferred income taxes                         26,183             25,366
 Property, plant and equipment, net           264,355            223,399
                                         ------------       ------------

 Total Assets                            $    552,576       $    542,930
                                         ============       ============

LIABILITIES SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                        $     91,161       $    109,343
 Restructuring reserve                          7,464              8,747
 Other current liabilities                     45,161             54,444
 Current portion of long-term debt             10,075             11,504
                                         ------------       ------------

Total Current Liabilities                     153,861            184,038

LONG TERM LIABILITIES
 Pension liability                              9,641              7,069
 Post retirement medical benefits              45,416             42,703
 Deferred taxes                                 9,005             11,867
 Other noncurrent liabilities                   7,293              3,648
 Long-term debt                               281,866            252,358
                                         ------------       ------------

 Total Liabilities                            507,082            501,683

                             OXFORD AUTOMOTIVE, INC.

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            December 31,         March 31,
                                               1999                1999
                                            (unaudited)
Redeemable Series A $3.00
   Cumulative preferred stock,
   $100 stated value - 457,541
   shares authorized, 397,539 shares
   issued and outstanding at
   December 31, 1999 and
   March 31, 1999                                40,713              40,319

SHAREHOLDERS' EQUITY
   Common stock                                   1,050               1,050
   Accumulated other
     comprehensive income (loss)                 (7,680)             (6,705)
   Retained earnings                             11,411               6,583
                                           ------------        ------------

                                                  4,781                 928
                                           ------------        ------------
     Total liabilities &
     shareholders' equity                  $    552,576        $    542,930
                                           ============        ============




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             OXFORD AUTOMOTIVE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 For the Nine        For the Nine
                                                 Months Ended        Months Ended
                                                 December 31,        December 31,
                                                     1999                 1998
                                                  (unaudited)         (unaudited)

OPERATING ACTIVITIES
Net income (loss)                                $      5,818        $      (710)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

  Depreciation and amortization                        24,261              19,552
  Deferred income taxes                                (2,691)             (2,968)
  Loss on sale of equipment                               111
Changes in operating assets and
  liabilities affecting cash
  Trade receivable, net                                31,227             (11,162)
  Inventories                                           1,445              (1,853)
  Reimbursable tooling                                  1,882             (27,237)
  Prepaid expenses and other assets                   (12,125)              3,396
  Accounts payable                                    (20,455)             (3,772)
  Restructuring reserve                                (4,521)             (3,272)
  Accrued expenses and other liabilities              (13,472)              3,390
  Other noncurrent liabilities                          1,931              (6,531)
                                                 ------------        ------------

Net cash provided by (used in) operating
  activities                                           13,411             (31,167)
                                                 ------------        ------------

INVESTING ACTIVITIES
Purchase of business, net of cash acquired                 59             (53,886)
Purchase of property, plant
  and equipment                                       (30,629)            (20,369)
Proceeds from sale of equipment                         4,003
Purchase of marketable securities                                            (892)
                                                 ------------        ------------

Net cash used in investing activities                 (26,567)            (75,147)
                                                 ------------        ------------

FINANCING ACTIVITIES
Net proceeds from borrowings                            6,592              13,541
Proceeds from borrowing arrangements                                       78,544
Debt financing costs                                      (59)             (2,621)
Payment of preferred dividends                           (596)               (596)
                                                 ------------        ------------

Net cash provided by financing activities               5,937              88,868
                                                 ------------        ------------

                             OXFORD AUTOMOTIVE, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                 For the Nine       For the Nine
                                 Months Ended       Months Ended
                                 December 31,       December 31,
                                    1999                1998
                                 (unaudited)         (unaudited)
Effect of exchange rate
  changes on cash                       (660)               (557)
                                ------------        ------------
Net decrease in cash
  and cash equivalents                (7,879)            (18,003)
Cash and cash equivalents
  at beginning of period              19,008              18,321
                                ------------        ------------

Cash and cash equivalents
  at end of period              $     11,129        $        318
                                ============        ============




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

2.   INVENTORIES (Dollars in thousands)


                                            December 31,             March 31,
                                                1999                   1999

Raw materials                               $     23,021           $     23,154
Finished goods and work-in-process                33,672                 28,646
                                            ------------           ------------
                                                  56,693                 51,800
LIFO and other reserves                           (3,929)                (3,696)
                                            ------------           ------------
                                            $     52,764           $     48,104
                                            ============           ============


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


5.   SHAREHOLDERS' EQUITY (In Thousands, Except Per Share Amounts)


                                                                    Accumulated
                                                                       Other
                                                     Common         Comprehensive      Retained
                                                     Stock             Income          Earnings            Total
                                                  ------------      ------------     ------------      ------------


Balances at March 31, 1999                        $      1,050      $     (6,705)    $      6,583      $        928
Net income                                                                                  5,818             5,818
Foreign currency
   translation adjustments                                                  (975)                              (975)
Accrued dividends and
   accretion of redeemable
   preferred stock                                                                           (990)             (990)
                                                  ------------      ------------     ------------      ------------


Balances at December 31, 1999                     $      1,050      $     (7,680)    $     11,411      $      4,781
                                                  ============      ============     ============      ============



6.   COMPREHENSIVE INCOME

The Company's total comprehensive income was as follows:



                                                   Three Months       Three months     Nine Months       Nine Months
                                                      Ended              Ended            Ended              Ended
                                                   December 31,       December 31,     December 31,      December 31,
                                                       1999               1998             1999               1998

Net income (loss)                                  $      2,123      $      1,614      $      5,818      $       (710)
                                                   ------------      ------------      ------------      ------------

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment                  (1,980)             (232)             (975)           (5,481)
Net unrealized loss on marketable securities                                1,391                              (1,015)
                                                   ------------      ------------      ------------      ------------
Other comprehensive income (loss)                        (1,980)            1,159              (975)           (6,496)
                                                   ------------      ------------      ------------      ------------


Total comprehensive income (loss)                  $        143      $      2,773      $      4,843      $     (7,206)
                                                   ============      ============      ============      ============

7.   CONDENSED CONSOLIDATING INFORMATION

The Notes are guaranteed by certain of our wholly owned subsidiaries, including BMG Holdings Inc., Howell Industries, Inc., Lobdell Emery Corporation, Oxford Suspension, Inc., Oxford Suspension Ltd., and RPI Holdings, Inc. (the "Guarantor Subsidiaries"). As of December 31, 1999 the Notes were not guaranteed by certain of our other consolidated subsidiaries, including Oxford Automotive Europe, Oxford Automotriz de Mexico S.A. de C.V., Oxford Automotive France, Cofimeta S.A. and Wackenhut (the "Non-Guarantor Subsidiaries"). As of December 31, 1998 the Notes were not guaranteed by Oxford Automotriz de Mexico S.A. de C.V. Cofimeta was acquired in February 1999, therefore, while it is included in the consolidated balance sheet ended March 31, 1999, it is excluded from the reporting for the nine and three months ended December 31, 1998. Wackenhut was acquired June 28,1999, therefore it is excluded from the reporting for the period ended March 31, 1999 and is included only for the period post acquisition for the nine months ended December 31, 1999.


The guarantee of the Notes by the Guarantor Subsidiaries is full and unconditional, joint and several. The following unaudited condensed consolidated financial information presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-Guarantor Subsidiaries. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors of the Notes.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                Non-Guarantor      Guarantor       Eliminations/
                                 Parent         Subsidiaries      Subsidiaries      Adjustments       Consolidated
ASSETS
Current Assets
  Cash and cash
  equivalents                 $        229      $     10,726      $        174        $               $     11,129
Receivables (net)                    7,750            43,577            75,076                             126,403
Inventories                              2            21,082            31,680                              52,764
Reimbursable tooling                12,187             4,737               106                              17,030
Deferred income taxes                  596                               1,960                               2,556
Prepaid expenses and
  other current assets                 550            17,904             5,741                              24,195
                              ------------      ------------      ------------      ------------      ------------
Total current assets                21,314            98,026           114,737                 0           234,077

Other noncurrent assets             10,739            (4,203)           21,425                              27,961
Deferred taxes                       2,150             8,358            15,675                              26,183
Property, plant and
  equipment, net                     7,047            70,562           186,746                             264,355
Investment in
  subsidiaries                      95,839                              45,175          (141,014)                0
                              ------------      ------------      ------------      ------------      ------------
Total assets                  $    137,089      $    172,743      $    383,758      $   (141,014)     $    552,576
                              ============      ============      ============      ============      ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Current Liabilities
  Trade accounts payable      $      5,920     $    28,624        $   56,617                         $      91,161
  Intercompany accounts           (106,817)           (552)          107,369
  Restructuring reserve                              7,464                                                   7,464
  Accrued expenses and
     other current
     liabilities                    (6,768)         31,246            20,683                                45,161
  Current portion
     of borrowings                   3,875           6,059               141                                10,075
                              ------------      ----------         ---------        -----------        ------------
Total current liabilities         (103,790)         72,841           184,810                 0              153,861

                                DECEMBER 31, 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                 Non-Guarantor      Guarantor       Eliminations/
                                  Parent         Subsidiaries      Subsidiaries      Adjustments       Consolidated

Pension liability                                       2,416             7,225                               9,641
Post retirement
  medical benefits
  liability                                                        $     45,416                              45,416
Deferred income taxes                                                     9,005                               9,005
Other non-current
  liabilities                           (10)            5,522             1,781                               7,293
Long-term borrowings
  less current portion              228,428            49,617             3,821                             281,866
                               ------------      ------------      ------------      ------------      ------------
Total liabilities                   124,628           130,396           252,058                             507,082
Redeemable preferred
  stock                                                                  40,713                              40,713
Shareholder's equity
  Common stock                        1,050            39,882            91,009          (130,891)            1,050
Accumulated other
  comprehensive
  income (loss)                                        (5,152)           (2,528)                             (7,680)
Retained earnings                    11,411             7,617             2,506           (10,123)           11,411
                               ------------      ------------      ------------      ------------      ------------

Total shareholders' equity           12,461            42,347            90,987          (141,014)            4,781

Total liabilities and
shareholder's equity           $    137,089      $    172,743      $    383,758      $   (141,014)     $    552,576
                               ============      ============      ============      ============      ============

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                Non-Guarantor     Guarantor      Eliminations/
                                 Parent         Subsidiaries     Subsidiaries     Adjustments       Consolidated
ASSETS
Current Assets
  Cash and cash
  equivalents                 $      9,741      $      9,158     $        109      $                $     19,008
Receivables (net)                      114            45,345          106,822                            152,281
Inventories                                           14,402           33,702                             48,104
Reimbursable tooling                 3,010             8,766           11,425                             23,201
Deferred income taxes                  536                              3,133                              3,669
Prepaid expenses and
  other current assets               2,151            13,174            2,900                             18,225
                              ------------      ------------     ------------     ------------      ------------
Total current assets                15,552            90,845          158,091                            264,488

Other noncurrent assets             10,898            13,572           30,573                             55,043
Deferred taxes
Property, plant and
  equipment, net                     4,003            28,259          191,137                            223,399
Investment in
  subsidiaries                      87,546                             45,166         (132,712)
                              ------------      ------------     ------------     ------------      ------------
Total assets                  $    117,999      $    132,676     $    424,967     $   (132,712)     $    542,930
                              ============      ============     ============     ============      ============

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Current Liabilities
  Trade accounts payable             2,046            34,906           72,391                            109,343
  Intercompany accounts           (130,223)            4,573          125,650
  Restructuring reserve                                6,676            2,071                              8,747
  Accrued expenses and
      other current
      liabilities                    5,432            24,596           24,416                             54,444
  Current portion
      of borrowings                  1,877             6,301            3,326                             11,504
                              ------------      ------------     ------------     ------------      ------------
Total current liabilities         (120,868)           77,052          227,854                            184,038

                                 MARCH 31, 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                     Non-Guarantor      Guarantor        Eliminations/
                                       Parent        Subsidiaries      Subsidiaries      Adjustments       Consolidated

Pension liability                                                             7,069                               7,069
Post retirement
  medical benefits
  liability                                                                  42,703                              42,703
Deferred income taxes and other                             1,975            13,540                              15,515
Other non-current
  liabilities
Long-term borrowings
  less current portion                   231,234           20,070             1,054                             252,358
                                    ------------     ------------      ------------      ------------      ------------
Total liabilities                        110,366           99,097           292,220                             501,683
Redeemable preferred
  stock                                                                      40,319                              40,319
Shareholder's equity
  Common stock                             1,050           37,045            91,002          (128,047)            1,050
Accumulated other
  comprehensive
  income (loss)                                            (1,955)           (4,750)                             (6,705)
Retained earnings                          6,583           (1,511)            6,176            (4,665)            6,583
                                    ------------     ------------      ------------      ------------      ------------

Total shareholders' equity                 7,633           33,579            92,428          (132,712)              928

Total liabilities and
shareholder's equity                $    117,999     $    132,676      $    424,967      $   (132,712)     $    542,930
                                    ============     ============      ============      ============      ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                              Non-Guarantor      Guarantor       Eliminations/
                               Parent         Subsidiaries      Subsidiaries      Adjustments       Consolidated

Sales                       $                 $     64,309      $    135,372                        $    199,681
Cost of sales                                       51,606           123,194                             174,800
                            ------------      ------------      ------------      ------------      ------------
  Gross profit                                      12,703            12,178                              24,881
Selling, general and
  administrative
  expenses                          (513)            3,865             9,796                              13,148
Gain on sale of assets                                  (1)              430                                 429
                            ------------      ------------      ------------      ------------      ------------
Operating income                     513             8,839             1,952                              11,304
  Interest expense, net           (1,299)           (1,477)           (5,248)                             (8,024)
  Other income                        39               184               169                                 392
                            ------------      ------------      ------------      ------------      ------------
  Income before
     income taxes                   (747)            7,546            (3,127)                              3,672
Income taxes                         259            (2,840)            1,032                              (1,549)
                            ------------      ------------      ------------      ------------      ------------
Income before equity
  in income of
  consolidated
  subsidiaries                      (488)            4,706            (2,095)                              2,123

Equity in income of
    consolidated
    subsidiaries                   2,611                                                (2,611)
                            ------------      ------------      ------------      ------------      ------------

Net income                  $      2,123      $      4,706      $     (2,095)     $     (2,611)     $      2,123
                            ============      ============      ============      ============      ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                           Non-Guarantor   Guarantor     Eliminations/
                               Parent      Subsidiaries   Subsidiaries   Adjustments    Consolidated


Sales                       $              $    176,740   $    430,388                  $    607,128
Cost of sales                                   147,398        389,783                       537,181
                            ------------   ------------   ------------   ------------   ------------
  Gross profit                                   29,342         40,605                        69,947
Selling, general and
  administrative
  expenses                        (2,789)        11,171         28,568                        36,950
Gain on sale of assets                             (483)           615                           132
                            ------------   ------------   ------------   ------------   ------------
Operating income                   2,789         18,654         11,422                        32,865
  Interest expense, net           (3,868)        (3,945)       (15,452)                      (23,265)
  Other income                        97            200            227                           524
                            ------------   ------------   ------------   ------------   ------------
  Income before
    income taxes                    (982)        14,909         (3,803)                       10,124
Income taxes                         353         (5,781)         1,122                        (4,306)
                            ------------   ------------   ------------   ------------   ------------
Income before equity
  in income of
  consolidated
  subsidiaries                      (629)         9,128         (2,681)                        5,818

Equity in income of
  consolidated
  subsidiaries                     6,447                                       (6,447)
                            ------------   ------------   ------------   ------------   ------------

Net income                  $      5,818   $      9,128   $     (2,681)  $     (6,447)  $      5,818
                            ============   ============   ============   ============   ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                              Non-Guarantor      Guarantor        Eliminations/
                              Parent          Subsidiaries      Subsidiaries      Adjustments       Consolidated

Sales                       $                 $      4,449      $    145,285                        $    149,734
Cost of sales                                        4,850           130,203                             135,053
                            ------------      ------------      ------------      ------------      ------------
  Gross profit                                        (401)           15,082                              14,681
Selling, general and
  administrative
  expenses                          (571)                9             7,991                               7,429
                            ------------      ------------      ------------      ------------      ------------
Operating income                     571              (410)            7,091                               7,252
  Interest expense, net           (1,289)                1            (3,830)                             (5,118)
  Other income                        82                55               418                                 555
                            ------------      ------------      ------------      ------------      ------------
  Income before
    income taxes                    (636)             (354)            3,679                               2,689
Income taxes                         254               142            (1,471)                             (1,075)
                            ------------      ------------      ------------      ------------      ------------
Income before equity
  in income of
  consolidated
  subsidiaries                      (382)             (212)            2,208                               1,614

Equity in income of
  consolidated
  subsidiaries                     1,996                                                (1,996)
                            ------------      ------------      ------------      ------------      ------------

Net income                  $      1,614      $       (212)     $      2,208      $     (1,996)     $      1,614
                            ============      ============      ============      ============      ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                 Non-Guarantor      Guarantor        Eliminations/
                                  Parent         Subsidiaries      Subsidiaries       Adjustments     Consolidated

Sales                         $                  $      7,099      $    401,045                       $    408,144
Cost of sales                                           8,025           364,587                            372,612
                               ------------      ------------      ------------      ------------     ------------
  Gross profit                                           (926)           36,458                             35,532
Selling, general and
  administrative
  expenses                           (1,857)                9            24,083                             22,235
   Restructuring provision                                                1,176                              1,176
                               ------------      ------------      ------------      ------------     ------------
Operating income                      1,857              (935)           11,199                 0           12,121
  Interest expense, net              (1,096)                            (13,159)                           (14,255)
  Other income
  (expense)                             226               (14)              737                                949
                               ------------      ------------      ------------      ------------     ------------
  Income before
    income taxes                        987              (949)           (1,223)                0           (1,185)
Income taxes                           (395)              380               490                                475
                               ------------      ------------      ------------      ------------     ------------
Income before equity
  in income of
  consolidated
  subsidiaries                          592              (569)             (733)                0             (710)

Equity in income of
  consolidated
  subsidiaries                       (1,302)                                                1,302                0
                               ------------      ------------      ------------      ------------     ------------

Net income                     $       (710)     $       (569)      $      (733)     $      1,302     $       (710)
                               ============      ============      ============      ============     ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                           Non Guarantor      Guarantor
                                            Parent         Subsidiaries      Subsidiaries      Consolidated

Net cash provided by
  (used in)
  operating activities                   ($     5,197)     $      5,818      $     12,790      $     13,411
                                         ------------      ------------      ------------      ------------
INVESTING ACTIVITIES
Purchase of businesses,
  net of cash acquired                                               59                                  59
Purchase of property,
  plant and equipment                          (3,448)          (12,351)          (14,830)          (30,629)
Proceeds from sale
  of equipment                                                      741             3,262             4,003
                                         ------------      ------------      ------------      ------------
Net cash used in
  investing activities                         (3,448)          (11,551)          (11,568)          (26,567)
                                         ------------      ------------      ------------      ------------
FINANCING ACTIVITIES
Net proceeds (payments)
  on borrowings                                  (808)            7,946              (546)            6,592
Debt financing costs                              (59)                                                  (59)
Payment of preferred stock dividends                                                 (596)             (596)
                                         ------------      ------------      ------------      ------------
Net cash provided by
  (used in)
  financing activities                           (867)            7,946            (1,142)            5,937
                                         ------------      ------------      ------------      ------------
Effect of foreign
  currency rate
fluctuation on cash                                                (645)              (15)             (660)
                                         ------------      ------------      ------------      ------------
Net increase (decrease)
  in cash                                      (9,512)            1,568                65            (7,879)
Cash at beginning
  of period                                     9,741             9,158               109            19,008
                                         ------------      ------------      ------------      ------------
Cash at end of period                    $        229      $     10,726      $        174      $     11,129
                                         ============      ============      ============      ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                           Non Guarantor      Guarantor
                                           Parent          Subsidiaries      Subsidiaries      Consolidated

Net cash provided by
  (used in)
  operating activities                   ($    38,174)     $      2,199      $      4,808      ($    31,167)
                                         ------------      ------------      ------------      ------------
INVESTING ACTIVITIES
Purchase of businesses,
  net of cash acquired                        (53,886)                                              (53,886)
Purchase of property,
  plant and equipment                          (1,962)           (2,210)          (16,197)          (20,369)
Purchase of
  Marketable securities                          (892)                                                 (892)
                                         ------------      ------------      ------------      ------------
Net cash used in
  investing activities                        (56,740)           (2,210)          (16,197)          (75,147)
                                         ------------      ------------      ------------      ------------
FINANCING ACTIVITIES
Net proceeds (payments)
  on borrowings                                 4,659                               8,882            13,541
  Principal repayments
  on borrowings
  arrangements                                 78,544                                                78,544
  Debt financing costs                         (1,918)                               (703)           (2,621)
Payment of preferred stock dividends                                                 (596)             (596)
                                         ------------      ------------      ------------      ------------
Net cash provided by
   (used in)
   financing activities                        81,285                               7,583            88,868
                                         ------------      ------------      ------------      ------------
Effect of foreign
    currency rate
fluctuation on cash                                                (240)             (317)             (557)
                                         ------------      ------------      ------------      ------------
Net increase (decrease)
  in cash                                     (13,629)             (251)           (4,123)          (18,003)
Cash at beginning
  of period                                    13,673               322             4,326            18,321
                                         ------------      ------------      ------------      ------------
Cash at end of period                    $         44      $         71      $        203      $        318
                                         ============      ============      ============      ============


8. RECLASSIFICATIONS Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Three and nine months ended December 31, 1999
        As compared to the three and nine months ended December 31, 1998


Results of Operations

The three and nine months ended December 31, 1999 statements of operations for Oxford Automotive, Inc. (the "Company") include the results of operations for substantially all subsidiaries, including the following principal operating subsidiaries, BMG North America Limited, Lobdell Emery Corporation ("Lobdell"), Howell Industries, Inc. ("Howell"), RPI Holdings, Inc. ("RPIH"), and Oxford Suspension, Inc. and Oxford Suspension Ltd. (collectively the "Suspension Division"), Cofimeta S.A. ("Cofimeta"),and Wackenhut GmbH ("Wackenhut"). Lobdell was acquired on January 10, 1997, Howell was acquired August 13, 1997, RPIH was acquired on November 25, 1997, the Suspension Division was acquired on April 1, 1998, Cofimeta was acquired on February 5, 1999 and Wackenhut GmbH was acquired on June 28, 1999. Each was accounted for using the purchase method of accounting. Based on its acquisition date, the nine-month statement of operations for the period ended December 31, 1999 includes operating results for Wackenhut only for the period following the acquisition. In addition, the three and nine month statement of operations for the period ended December 31, 1998 does not include the operating results of Cofimeta or Wackenhut.

The following table sets forth, for the periods indicated, certain accounts from the Company's statement of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.


(Dollars in millions)
                                         Three Months             Three Months             Nine Months             Nine Months
                                            Ended                    Ended                    Ended                   Ended
                                         Dec 31, 1999             Dec 31, 1998            Dec 31, 1999             Dec 31, 1998
Net sales                             $199.7      100.0%       $149.7       100.0%     $607.1      100.0%      $408.1        100.0%
Gross Profit                            24.9       12.5%         14.7         9.8%       69.9       11.5%        35.5          8.7%
Selling, general & administrative       13.1        6.6%          7.4         4.9%       37.0        6.1%        22.2          5.4%

Operating Income                        11.3        5.7%          7.3         4.9%       32.9        5.4%        12.1          3.0%
Net Interest Expense                     8.0        4.0%          5.1         3.4%       23.3        3.8%        14.3          3.5%
Net Income (loss)                        2.1        1.1%          1.6         1.1%        5.8        1.0%        (0.7)        (0.2%)
Memo: EBITDA                            20.1       10.1%         14.2         9.5%       57.6        9.5%        32.6          8.0%


NET SALES -- Net sales for the three months ended December 31, 1999 were $199.7 million. This represents an increase of $50.0 million as compared to net sales for the three months ended December 31, 1998 of $149.7 million. The overall increase is primarily the result of the European acquisitions made since the prior year ($62.2 million). The change was impacted by the General Motors strike recovery sales (increased sales to recover from losses during the strike) included in the prior year quarter, new program launches and the balance out of certain General Motors light truck and large SUV platforms.

For the year to date period, net sales were $607.1 million, an increase of $199.0 million as compared to $408.1 million for the same period last year. Again, the increase is primarily related to the European acquisitions made during the period ($165.6 million). The increase is also a result of the start up of the Saturn LS program, the Windstar mini-van full production schedules, the impact of the General Motors strike ($12.7 million) on the prior year to date period, and the overall strength of the sport utility, light truck and van segments of the industry.

GROSS PROFIT -- For the three months ended December 31, 1999, gross profit increased to $24.9 million or 12.5% of net sales as compared to $14.7 million or 9.8% of net sales for the prior year. The gross profit and gross margin increases are related to continued successful product launches, higher achieved gross margins on value-added product mix, fixed cost reductions achieved as a result of plant rationalization, the recovery of scrap steel market prices and gross profit related to the

European acquisitions. The gross profit and gross margin increases also reflect the year over year reduction in launch costs and continued emphasis on activities such as automation, quick die change and press utilization improvements.

For the year to date period, gross profit was $69.9 million, an increase of $34.4 million as compared to $35.5 million for the same period last year. The increase is primarily a result of productivity improvements, plant fixed cost reduction, incremental profit related to acquisitions and recovery from the impact of the General Motors strike.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- For the three months ended December 31, 1999, SG&A expenses increased to $13.1 million (6.6% of net sales), compared to $7.4 million (4.9% of net sales) for the prior year. The increase in spending can be directly associated with the recent European acquisitions, including the establishment and staffing of a European technical center. In addition, we continue to support ongoing and new customer program launches, through global tool management, training and commitment to product innovation.

For the year to date period, SG&A expenses increased to $37.0 million or 6.1% of net sales as compared to $22.2 million or 5.4% of net sales for the prior year. As explained above, the increase is primarily related to the European acquisitions and global support for customer programs.

OPERATING INCOME - For the three months ended December 31, 1999, operating income increased to $11.3 million or 5.7% of net sales as compared to $7.3 million or 4.9% of net sales for the prior year. For the year to date period, operating income was $32.9 million, an increase of $20.8 million as compared to $12.1 million for the same period last year. The increase is a result of operating income related to gross margin improvements as well as acquisitions made during the period, offset by SG&A spending as explained above.

INTEREST EXPENSE - For the three months ended December 31, 1999, net interest expense was $8.0 million, an increase of $2.9 million, as compared to $5.1 million for the same period last year. The increase can be attributed to acquisitions during the period, the Series C Senior Subordinated Notes due 2007, which were issued in December 1998, and the interim financing of customer tooling.

For the year to date period, net interest expense was $23.3 million, an increase of $9.0 million as compared to $14.3 million for the same period last year. Similar to the three month period ended December 31, the increase can be attributed to acquisitions during the period, the Series C Senior Subordinated Notes due 2007, and the interim financing of customer tooling and new and ongoing customer program launches, offset by strategic working capital initiatives.

NET INCOME - For the three months ended December 31, 1999, the Company reported net income of $2.1 million, an increase of $0.5 million as compared to a prior year net income of $1.6 million. The increase in earnings was the result of overall plant profitability initiatives, the impact of the prior year General Motors strike and net income generated by acquisitions.

For the year to date period, the Company reported net income of $5.8 million, an increase of $6.5 million as compared to a loss of $0.7 million for the same period last year. As explained above, the increase relates primarily to plant operational improvements, net income related to acquisitions and the impact of the prior year General Motors strike.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net income adjusted for non-cash charges (depreciation and amortization and deferred taxes) generated approximately $27.4 million of cash for the nine months ended December 31, 1999. There was $14.1 million of cash generated during the period based on an overall decrease in accounts receivable, inventories, reimbursable tooling, offset by a decrease in accounts payable. This cash increase was offset by an overall decrease in cash ($28.1 million) due to changes in accrued expenses and other liabilities, loss on sale of equipment, other assets and cash payments related to restructuring reserves. During the nine months ended December 31, 1999, the Company used approximately $26.6 million for investing activities, including the acquisition of Wackenhut. These investing activities were supported substantially by operating cash flows. The cash used in financing activities was for payments of line of credit borrowings and preferred shareholder dividends.

At December 31, 1999 we had approximately $137.8 million available under our credit facility with Bank One, Michigan on behalf of itself and as agent for a syndicate of other lenders (the "Senior Credit Facility"). At December 31, 1999, we had $4.2 million outstanding under the line of credit and $3.0 million in outstanding letters of credit to support workers' compensation commitments.

As of the date of its acquisition, Wackenhut carried indebtedness with a face value of DM 63.4 million. The debt includes a DM 40.0 million term note and a DM
35.0 million revolving line of credit (DM 23.4 million outstanding at close) . The term note calls for semi-annual principal payments of DM 2.5 million beginning in March 2004 and has been discounted at a market rate of 10%. We have also secured DM 45.0 million of additional financing to assist with capital expenditures and future growth. For US GAAP purposes, Wackenhut had outstanding indebtedness of US $24.2 million at acquisition and $29.6 million at December 31, 1999. This indebtedness is nonrecourse with respect to the Company.

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

Capital expenditures were $30.6 million, or 5.0% of net sales for the nine months ended December 31, 1999 as compared to $20.4 million or 5.0% of net sales for the nine months ended December 31, 1998. The increase of $10.2 million was due primarily to acquisitions and included spending to support customer programs and for cost reduction and productivity improvement projects. Other capital expenditures included health and safety items, and computer and network upgrades.

For fiscal 2000, our capital expenditures are expected to be $39.8 million, consisting of $24.3 million to support new business and increase capacity, $10.9 million for maintenance, rebuilds and improvements and $4.6 million in other expenditures, including health, safety and environmental.

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

RAMOS ARIZPE - MEXICO FACILITY

On March 31, 1999, we entered into a cross-border asset usage facility through a wholly-owned Mexican subsidiary for the acquisition of new equipment for and construction of a new facility being built in Ramos Arizpe, Mexico. Under U.S. GAAP, this transaction is classified as an operating lease. The approximately 330,000 sq. ft. facility will support a General Motors hood, door and underbody assembly program (SUV/ Hybrid vehicle) slated to begin production in April 2000. The program is expected to generate approximately $90.0 million of annual sales when in full production. We were awarded substantially all closure panels and rear underbody components for the program. Plant rationalization has allowed for the transfer of equipment already owned to the facility. The lease payments for the facility will be approximately $6.0 million per year. The award of the program is in line with our expected growth into Mexico and is seen as key to our future success in that country.


YEAR 2000

We created a Year 2000 project team to perform inventory, remediation, and testing of possibly affected systems in connection with the millennium change. The Year 2000 project team has been coordinated at the corporate level with support from senior management. Key individuals at the facility level have executed the Year 2000 efforts and continue to monitor Year 2000 issues. We also employed external Year 2000 contractors to assist with compliance in some areas. We followed the Year 2000 guidelines set forth by the Automotive Industry Action Group ("AIAG") and reported Year 2000 status to the AIAG.

We broke the Year 2000 program into the following assessment areas: business computer systems, desktop computing, network infrastructure, voice systems, shop floor systems, non-information technology items, and suppliers/business partners. As it relates to the AIAG areas for evaluation, we do not have dedicated product-testing facilities nor do our products contain any computer chips.

All areas of testing, remediation and compliance were completed by December 31, 1999, and to the date of this filing, we are not aware of any significant problems, or financial losses associated with Y2K issues.

For the duration of the Year 2000 project, we spent approximately $1.4 million on external costs and approximately $2.9 million in capital expenditures, to support the project.

While it is possible, given the short period of time since December 31, 1999 that the Company or some of its major suppliers may not yet be aware of some Y2K issues and the related implications, we believe the identification of such issues to be unlikely. The financial impact of any unknown issues has not and cannot be estimated by management.


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

We have performed a quantitative analysis of our overall currency rate exposure at December 31, 1999. Based on this analysis, a 10% change in currency rates would not have a material effect on our earnings.

Interest Rates. We generally manage risk associated with interest rate movements through the use of or combination of variable and fixed rate debt. Our exposure as a result of variable interest rates relates primarily to outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates.

We have performed a quantitative analysis of our overall interest rate exposure at December 31, 1999. Based on this analysis, a 10% change in the average cost of our variable rate debt would not have a material effect on our earnings.



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

(b) No reports on Form 8-K were filed by the registrant during the three months ended December 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2000                  OXFORD AUTOMOTIVE, INC.


                                          By:  /s/ AURELIAN BUKATKO

                                               Aurelian Bukatko
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting and
                                               Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------


4.1       First Amendment to Amended and Restated Credit Agreement, dated as of
          December 23, 1999, among Oxford Automotive, Inc., the Borrowing
          Subsidiaries and the Lenders identified therein and BANC ONE, MICHIGAN, formerly known as NBD Bank, as agent for the Lenders


27        Financial Data Schedule