Form 10-K405
period 2000-03-31
OXFORD AUTOMOTIVE INC
filed 2000-06-20
CIK 1040475

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

For the fiscal year ended March 31, 2000
                 OR

    ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

                        COMMISSION FILE NUMBER 333-75849

                             OXFORD AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

                     MICHIGAN                      38-3262809
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)             Identification No.)

       1250 STEPHENSON HIGHWAY, TROY MICHIGAN                    48083
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (248) 577-1400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---   ---

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

At June 1, 2000, there were outstanding 309,750 shares of the Registrant's common stock.

                                     PART I

ITEM 1.  BUSINESS

     GENERAL

          For purposes of this Report, the "Company", "our", "we", and "us" shall refer to Oxford Automotive, Inc. ("Oxford Automotive") and its consolidated subsidiaries, unless the context otherwise requires.

          We are a leading global Tier 1 or direct supplier of high-quality, engineered metal components, assemblies and modules used by original equipment automotive manufacturers, commonly referred to as "OEMs". Our core products are complex, high value-added products, primarily assemblies containing multiple stamped parts, forgings, various welded, hemmed or fastened components and locking and release mechanisms. Our product focus is directed toward three areas: closure panels, suspension systems, and complex structural systems. These products, which include large structural stampings (door module) and assemblies, including exposed "Class A" surfaces, leaf springs and smaller complex welded assemblies, are used in manufacturing a variety of sport utility vehicles ("SUVs"), light and medium trucks, mini-vans, vans and passenger cars. These products are also used in the recently introduced "hybrid vehicles", defined as a cross between the popular SUV segment and traditional passenger car segment. We are the sole source supplier of these products to our customers. On a pro forma basis, assuming the acquisition of Gebr. Wackenhut GmbH Karosserie-und Fahrzeugfabrik ("Wackenhut"), and the automotive engineering, design and prototype service business ("the Technology Division") of Farley, Inc. described below, had occurred on April 1, 1999, we would have had net sales of $838.5 million and EBITDA (as defined herein) of $81.8 million for the fiscal year ended March 31, 2000.

          Our seven largest customers, based on pro forma net sales for the fiscal year ended March 31, 2000, assuming the acquisition of Wackenhut and the Technology Division had occurred April 1, 1999 are: General Motors Corporation ("GM") (27%), Ford Motor Company ("Ford") (24%), DaimlerChrysler AG ("DaimlerChrysler") (15%), Renault S.A. (8%), PSA Peugeot Citroen ("PSA") (6%), The Saturn Corporation ("Saturn") (4%) and Matra (3%). We have been providing products to our major customers in the United States for more than 50 years and the European OEM's for more then 20 years and have earned outstanding commercial ratings for our high-quality standards, including GM's Supplier of the Year and Mark of Excellence Awards, Ford's Q1 Award, DaimlerChrysler Gold Penestar, CAMI's President's Award, and have recently been named one of three strategic stampers for Mercedes-Benz. We also sell our products to other Tier 1 suppliers. For the fiscal year ended March 31, 2000, approximately 68% of our net sales, on a pro forma basis assuming the acquisitions during the year occurred on April 1, 1999, were derived from sales of our products manufactured for SUVs, mini-vans, vans and light trucks. In recent years, SUVs, mini-vans, vans and light trucks have experienced stronger growth in vehicle production as compared to the passenger car sector. This sector includes those platforms and models which have strong consumer demand, such as Ford's F-Series Pickup, Ranger, Explorer and Windstar, DaimlerChrysler's Ram pickup and mini-van, Renault's Kangoo, Megane and Espace and Mercedes C -Class and E-Class passenger cars. See Note 15 of the Oxford Automotive, Inc. Notes to Consolidated Financial Statements for a description of the Company's domestic and export sales.

          OEMs are increasingly demanding full service design, engineering, program management and production capabilities. Our recent acquisitions continue to strengthen our position as a leading Tier 1 supplier of assemblies, systems and modules to the OEMs. We have the critical mass and capabilities in the areas of design and advance engineering, sales and marketing, and product expertise that provide the basis for our strategy of becoming a fully-integrated, global systems/module supplier. Through acquisitions, the Company's revenues have risen at a compounded growth rate of 76% from $85 million for fiscal year 1996 to $809 million for the fiscal year ended March 31, 2000. These acquisitions have also allowed the Company to support our customers on a worldwide basis, with current facilities in the United States, Canada, Mexico, France, Germany, Italy and a joint venture interest in Venezuela.

          We currently operate 28 manufacturing facilities, all of which are QS9000 certified, with the exception of the recently completed Ramos Arizpe, Mexico facility. The facilities offer the latest technologies in metal stamping (machining and fine blanking), forging, welding and assembly production equipment, including fully-automated hydraulic and wide-bed press lines (up to 350 inches), robotic welding cells, robotic hemming, autophoretic and cataphoretic corrosion resistant coating, injection molding and a patented eye forming process. We also have the world-wide exclusive rights (outside the CIS--formerly Soviet Union) to the "MAZ" tapering process for our suspension applications. With the recent acquisition of the Technology Division, we also obtained die casting technology. In excess of $237.8 million has been invested since 1992 in capital investments to support sales growth, expand production capabilities and improve efficiency and flexibility. Our diverse line of over 575 presses that range up to 3,000 tons including both conventional and transfer technology and state-of-the-art robotic weld assembly and hemming equipment are capable of manufacturing a broad assortment of parts and assemblies ranging from simple stampings to full-size, Class A door and closure panels. We are one of a few independent suppliers that has the ability to produce large, complex stampings, as well as the technical expertise and automated assembly capabilities to provide high value-added modules such as door apertures and assemblies, A-pillars, Class A surface products and control arms, and multiple leaf and parabolic leaf springs.

          We recently began producing the door, hood, and underbody assemblies for a new GM Program (Pontiac Aztec, Buick Rendezvous). The door, hood and underbody assemblies will be produced solely in Mexico for sale throughout North America. Management believes these parts will generate approximately $95.0 million of annual net sales beginning in the 2001 fiscal year. Other recent significant business awards not yet in production, together with the sales management believes will be generated by the awards, include:
     Chrysler RS leaf springs ($24.0 million), GMT360 control arms ($55.5 million). GMT315 front and rear sub-frame ($28.0 million), Renault W84 closure panels ($50.0 million), PSA 106 door and fender inner panels ($10.0 million) General Motors SUV floor pans ($15.0 million) and Ford Escort/Focus Structural and apron assembly ($10.0 million). Although we believe these awards may generate the proposed sales, we cannot assure that such sales will be sustainable as the automotive industry may experience downturns and a decrease in customer demand for motor vehicles could adversely affect our sales.

     BUSINESS STRATEGY

          Our principal objective is to be a leading, full-service, global Tier 1 supplier of design and engineering services and integrated systems solutions based on metal forming and related manufacturing technologies. We believe that we are well positioned to benefit from three significant trends in the stamping and metal forming segments of the automotive industry: outsourcing, consolidation and globalization. Outsourcing of metal stamping has increased in response to competitive pressures on OEMs to improve quality and reduce capital requirements, labor costs, overhead and inventory. Whereas traditionally this was only prevalent in North American OEM's, European OEM's are now actively pursuing this strategy. Consolidation among automotive industry suppliers has occurred as OEMs have more frequently awarded long-term sole source contracts to the most capable global suppliers. In addition, OEMs are increasingly seeking full service suppliers who can provide a complete package of design, engineering, project management and manufacturing support for an integrated system (such as a front-end system). Finally, OEM's are positioning themselves to reach emerging markets in a cost effective manner by seeking to design and produce "world cars" which can be designed in one vehicle center and produced and sold in different geographic markets. We intend to capitalize on these trends through internal development and strategic acquisitions. The key elements of our strategy include the following:

          Provide Full-Service Program Management. We are focused on developing full-service program management capabilities. We work with OEMs throughout the product development process from concept and prototype development through the design and implementation of manufacturing processes. Program management begins with the assembly of a cross functional team drawn from every aspect of the business - program managers with experience in all disciplines, as well as personnel from such areas as quality, finance, purchasing and human resources. This roster also includes key representatives from our technical headquarters, the manufacturing plant and the client. We believe our ability, through our North American and European technology centers, to manage programs and provide design, engineering, prototyping, tooling, blanking, stamping, forging, assembly, and corrosion resistant coating to our customers creates a unique capability present in only a limited number of suppliers. We believe this capability will enable us to manage large programs, assist us in reducing customer program launch time, lower customer costs and increase our margins.

          Supply Complex, High Value-Added Systems. As a result of our technical design and engineering capabilities and our reputation for highly-efficient manufacturing operations, we are able to secure supply relationships for complex, high value-added products, primarily assemblies and modules that contain multiple stamped parts and various welded, hemmed or fastened components. For example, we produce closure panels - (doors, decklids, hoods and trunk lids) for the Saturn LS, Saturn sport Coupe, Pontiac Aztek and the Renault Megane, the radiator enclosure, floor pan and toe-to-dash panel for the Ford Windstar, floor pan assembly for the Renault Espace, the control arm on the PN-131 platform, the control arm assemblies for Ford's F-Series pickups and DaimlerChrysler's T- 300, the radiator support assembly for GM's W-car (Grand Prix, Century, Lumina, Monte Carlo, Regal and Intrigue), complex A-pillar assemblies for the Ford Mustang and the Ford Ranger pickup, and multiple leaf, parabolic (long taper) multiple leaf, and single leaf long taper suspension systems for products ranging from Ford's F-Series pickups to DaimlerChrysler's mini-vans. These complex products typically generate higher dollar content per vehicle as well as higher margins for the Company as compared to simple, individual stampings. We plan to capitalize on our ability to develop and provide integrated modules and assemblies to deliver to the OEMs an integrated product such as a complete door or front-end system. In addition to doors, radiator supports and Class A surface components, we believe we have unique expertise with respect to control arms and leaf springs, which we will further develop as a fully integrated suspension system.

          Focus on High Growth Vehicle Categories. Our sales and marketing efforts have been, and will continue to be, directed toward sectors of the automotive market that have experienced strong consumer demand. In North America the high growth segment is SUV's, mini-vans, vans and light trucks and the emerging hybrid segment, while in Europe the high growth segment is passenger cars. For the fiscal year ended March 31, 2000, on a pro forma basis assuming the acquisition of the Technology Division had occurred on April 1, 1999 approximately 84% of our sales in North America were derived from the SUV segment and in Europe, on a pro forma basis assuming the acquisition of Wackenhut had occurred on April 1, 1999, approximately 32% of our sales were derived from the passenger car segment.

          Provide Superior Engineering Solutions. We provide engineering solutions to our customers through our extensive product and engineering expertise. Weight reduction, modularization and integration of components into systems, using state of the art design, prototyping and process technologies, address the customer requirements for continuous improvement. As a full service global supplier we have taken a leading position in integrating simulation software into our design culture. This considerable investment in time and resources supports one long-term goal: finding new technologies for old line stamping operations and working to achieve cost reduction and manufacturing efficiencies. Our commitment to this strategy was demonstrated by our acquisition of the Technology Division. The Technology Division is a full service provider of early phase product design and process simulation, and is a leader in large die prototyping and complex welded assemblies. The Technology Division also provides supplemental design and engineering services to the automotive OEMs and Tier 1 suppliers.

          Establish a Global Presence. We are actively pursuing additional strategic acquisitions and joint-venture opportunities in Europe and Mexico and intend to pursue opportunities that will allow us to increase our presence in South America, and establish a presence in Asia and other markets in order to serve our customers on a global basis. Several OEMs have announced certain models designed for the world automobile market. As a result, the OEMs have encouraged their existing suppliers to establish foreign production support for these programs. This globalization provides access to new customers and technology, as well as economic cycle diversification. We currently have operations in Mexico, France, Germany and Italy and have established a presence in Venezuela.

          Pursue Strategic Acquisitions and Alliances. In response to the trend in the OEM market toward "full service systems suppliers," we are focused on making strategic acquisitions and entering into strategic alliances and joint ventures that will enhance our ability to provide integrated systems (such as a door or front end system) or otherwise leverage our existing business by providing additional program management, engineering, product, manufacturing and service capabilities. We also intend to pursue acquisitions that will expand our customer base by providing an entree to new customers, including the North American operations of Asian and European based OEMs. We believe that the continuing supplier consolidation in the stamping and metal forming segments may also provide attractive opportunities to acquire high-quality companies at favorable prices, including businesses which can be improved financially through overhead elimination, organizational restructuring, plant reconfiguration, labor contract negotiations and management changes. We will also pursue acquisitions that enable us to achieve a global presence.

     RECENT DEVELOPMENTS

          On June 28, 1999 we acquired, through a wholly owned, indirect subsidiary, 100% of the shares of Wackenhut. Wackenhut is a supplier of complex pressings, welded assemblies, complete truck cabs, cataphoretic coatings and finish paint applications, and operates three facilities in Germany located in the Nagold area near Stuttgart. Wackenhut is an unrestricted subsidiary under our debt agreements. Pursuant to the terms of the acquisition, we agreed to pay DM 1 for the Wackenhut shares, provide DM 5 million in additional paid in capital, restructure approximately DM 63.4 million in bank debt, and purchase approximately DM 18.6 million in bank and shareholder debt for DM 1. The acquisition agreement provided for the restructuring of Wackenhut's credit facilities and provided additional financing of approximately DM 16.6 million under a line of credit and up to DM 45.0 million to fund capital expenditures to support plant expansion and modernization. The purchase price plus direct cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition.

          On February 16, 2000 we acquired, through two wholly-owned, indirect subsidiaries, the automotive engineering, design and prototype service business ("Technology Division") of Farley, Inc. ("Farley"). The purchase price for the Technology Division was $6.3 million including closing costs, subject to a closing date working capital adjustment, if applicable. The Technology Division is a full service provider of early phase product design as well as a leader in large die prototyping of large complex welded assemblies and class A panels, with special expertise in aluminum. In addition, it also provides design and engineering services to the automotive OEM's and Tier 1 suppliers.

          On April 3, 2000 we acquired through a wholly-owned indirect subsidiary, the Group Gessaroli business (the "Gessaroli Group") from Officine Meccaniche Gessaroli S.p.A., Gess.Cardi Gessaroli Agostino & c.s.as., and various individuals. The purchase price was ITL 24.0 billion ($11.8 million) plus up to ITL 3.6 billion ($1.8 million) for the payment of income taxes and debt, subject to a closing date net asset adjustment, if applicable. On April 3, 2000, ITL 21.6 billion ($10.7 million) of the total purchase price was paid to sellers and ITL 2.4 billion ($1.2 million) was held back, pending any applicable purchase price adjustment or indemnification claim. The Gessaroli Group's integrated manufacturing operations cover all functions of design, engineering, die and mold construction, parts production and assembly for its metal formed components including fine blanking and weld and assembly of components, modules and injection molded products.

     INDUSTRY TRENDS

          The OEM market to which we sell our products consists of the program management, design, engineering, prototype and development, production and sale of parts, components, assemblies and modules or systems (several components assembled together) for use in the manufacture of new motor vehicles. Our performance, growth and strategic plan are directly related to certain trends within the OEM market. The North American OEM's have each been substantially reducing the number of suppliers that may bid for awards and outsourcing an increasing percentage of their production requirements. This trend is now rapidly developing among the European OEM's as well. As a result, the OEMs are focusing on the development of long-term, sole source relationships with suppliers who can provide more complex parts, as well as complete subassemblies and modules on a just-in-time basis while at the same time meeting strict quality requirements. These requirements are accelerating the trend toward consolidation of the OEM's supplier base, as those suppliers who lack the capital and production expertise to meet the OEM's needs, either cease to operate or are merged with larger suppliers. OEMs benefit from outsourcing because outside suppliers generally have significantly lower cost structures and, as described below, suppliers can assist in shortening development periods for new products.

          In addition to consolidation and outsourcing, suppliers are participating earlier in the design and engineering process, providing research, as well as product development, product testing/validation, prototyping and tooling. OEMs generally expect Tier 1 suppliers to (i) participate in the design and engineering of complex assemblies, (ii) develop the required manufacturing process to deliver these assemblies on a just-in-time basis, and (iii) assume responsibility for quality control. This results in shorter development times for new products, as evidenced by the "go-fast" program (concept to market in less than 24 months) initiated by GM on the Pontiac Aztek, as well as higher quality and lower part costs.

          While the focus by the OEMs remains quality and cost, we believe that the focus for the future will be on global capabilities of program management, design innovation and ability to provide value-added products and systems. The OEMs have been very successful in making high-quality and low cost a minimum requirement to remain in the industry, as opposed to a competitive advantage for certain suppliers. These evolving requirements can best be addressed by suppliers with sufficient resources to meet such demands. For full-service suppliers such as the Company, this environment provides an opportunity to grow by obtaining business previously provided by other suppliers who can no longer meet the current or future requirements and expectations of the OEMs and by acquisitions that further enhance product manufacturing and service capabilities. Although the requirements of the OEMs have already resulted in significant consolidation of component suppliers in many product segments, we believe that many opportunities exist for further consolidation within our stamping and metal forming industry.

     PRODUCTS

          We generate the majority of our net sales from large, complex, high value-added closures and structural modules, primarily assemblies that generally consist of multiple parts, which we stamp, forge and assemble with various welded or fastened components. We are the sole source supplier of these complex modules and assemblies. Our product focus is directed toward three areas: closure panels, suspension systems, and complex structural systems. These products include unexposed components and assemblies that are fundamental to the structural integrity of the vehicle such as A-pillars, radiator supports, floor pans, toe-to-dash panels, leaf springs, frame and suspension components and reinforcements. In addition to unexposed modules and assemblies, we have the capability and expertise to produce Class A surfaces such as door assemblies, door apertures, rocker panels, fuel filler doors, which require virtually flawless finishes and more stringent customer requirements than unexposed assemblies. These products require superior engineering and automated manufacturing and assembly capabilities due to their exterior visibility, complexity, and high volume requirements. The combination of these systems and modules provides the capability to virtually build an entire body-in-white and all related closure panels.

          While we have the capability to produce small stampings, such as brackets and braces, we focus on more complex and larger components and assemblies that typically generate higher dollar content per vehicle as well as higher margins for the Company. These assemblies, such as the A, B and C pillars, control arms, leaf springs, door assemblies, door apertures, deck lids and radiator supports require larger, high tonnage, wide-bed, fully-automated press capabilities, complex automated weld and hemming assembly, autophoretic and cataphoretic corrosion resistant coating, machining, and automated assembly of purchased components.

         The charts below detail our major customers and platforms as well as our major products:


           WORLDWIDE                                         WORLDWIDE
           CUSTOMERS                                         PLATFORMS

     Audi                       A6, B6, C6, Bodenteil
     CAMI                       Tracker, Metro, Vitara, Swift
     DaimlerChrysler            Dakota, Cherokee, Ram pickup, Durango, Caravan/Voyager
     Fiat                       Uno. Punto, Bravo, Marea, Ducato, Multipla, Alfa 145/146, Alfa 156,
                                Alfa 166, Alfa Sportive, Lancia Y, Lancia K, Lancia Lybra
     Ford Motor Company         Explorer, F-Series Pickup, Focus, Mustang, Ranger, Econoline,
                                Expedition, Countour/Mystique
     General Motors             Corvette, Grand Prix, Tahoe, Yukon, S/T Pickup, Suburban, Astro/Safari
                                Blazer/Jimmy, Aurora, Cavalier, Seville
     Honda                      Accord/Civic
     Matra                      Espace
     Mercedes                   Ebobus, Sprinter, Turen 404, C Class SL, E Class, Unimog
     Nissan                     Micra, Villager/Quest
     Opel                       T300/Corsa, T600/Zaphnia
     PSA Peugot Citroen         Monospace, Xantia, 205, 405
     Renault                    Megane, Express, Kangoo, Master
     Saab                       9.3 Convertible, 9.5 Sedan
     Saturn                     LS, sport Coupe, GMT 315 SUV
     Toyota                     Yaris
     Volkswagon                 Golf, Passat

                                                                               7

                                  PRODUCT LINES

     STRUCTURAL                                                                 CHASSIS

     Bow-roof panel, door frame, frame rear upper, front body                   Brackets, cross members, engine cradles, fuel tanks,
     hinge pillar, full floor pan, instrument panels, panel back body           spring shackles/hangers, spring towers
     pillar, panel center pillar inner, rail assembly engine compartment, rear floor member, roof rails, toe to dash panel


     COMPLEX STAMPINGS/ASSEMBLIES                                               SUSPENSION

     Floor pan assemblies, frame windshield front, inner                        Control arms, leaf springs (multi/ conventional/
     door panels, heat shields, oil pans, radiator support                      parabolic),twist axles, control links and spring
     assembly                                                                   mounts

     CLASS A

     Closure panels, door assemblies, hood/bonnet, roof panels truck cabs


          We have received purchase orders for production commencing after the current model year, which production typically continues through the product's life cycle and is subject to the volume requirements of customers, for the following major products on an annualized basis: Pontiac Aztec, Buick Rendezvous ($95.0 million), Chrysler RS leaf springs ($24.0 million), GMT360 control arms ($55.5 million), GMT315 front and rear sub-frame ($28.0 million), Renault W84 closure panels ($50.0 million), PSA 106 door and fender inner panels ($10.0 million) General Motors SUV floor pans ($15.0 million) and Ford Escort/Focus Structural and apron assembly ($10.0 million) Although we believe these awards may generate the proposed sales, we cannot assure that such sales will be sustainable as the automotive industry may experience downturns and a decrease in customer demand for motor vehicles could adversely affect our sales.

     DESIGN AND ADVANCED ENGINEERING

          We strive to maintain a technological advantage through investment in program management, product design, advanced engineering and prototype capabilities in an effort to exceed the customer's expectations for value and service. Our engineering staff encompasses such disciplines as computer aided design ("CAD"), virtual prototyping, draw die and process simulation, advanced engineering, manufacturing feasibility, and tooling and process development.

          As our customers continue to outsource larger assembled systems which must be designed at earlier stages of vehicle development rather than the smaller parts which are attached to them, we are increasingly required to utilize advanced engineering resources early in the planning process. Advanced engineering resources create improved engineering design, CAD feasibility studies, working prototypes and testing programs to meet customer specifications. Given this increased demand for early involvement in the design and engineering aspects of production development, we established a technical center in North America and most recently Europe that houses our engineering and design groups. We utilize structured program management based on the Automotive Industry Action Group sanctioned Advanced Part Quality Planning principles to ensure part quality in all phases of design and manufacturing. We have an established data management and CAD department through the Technology Division that supports all major customer systems. We provide full and complete engineering solutions up through "black
                                                                               8
     box" design. "Black box" design involves the customer setting broad product requirements and leaving the design, material, tooling and production to the supplier. We also provide "gray box" engineering capabilities in which the customer has principal design responsibility while our engineers work closely with the customer in designing the specifications of the product material, the part to be produced and the tooling required to produce the finished product. We are also on-line with all major customers which accelerates the process of design changes.

          Our design and advanced engineering expertise is an important differentiating factor in maintaining our relationships with and obtaining new business from our customers and, in management's judgment, was an essential factor in winning the new business described above. We believe our design and advanced engineering expertise is among the best in the industry based on products provided to customers.

     CUSTOMERS AND MARKETING

          We supply our products on a long-term preferred and sole source basis, primarily to GM (27%), Ford (24%), DaimlerChrysler (15%), Renault (8%), PSA (6%), Saturn (4%) and Matra (3%) (percentages are approximates of net sales for the fiscal year ended March 31, 2000 on a pro forma basis for the acquisitions of Wackenhut and the Technology Division) with the remaining net sales comprised of sales primarily to other automotive suppliers. We have been providing products directly to our customers in the United States for more than 50 years, and directly to European OEM's for more than 20 years. We currently have locations in the United States, Canada, Mexico, France, Germany, Italy and Venezuela and provide components for OEMs doing business in Europe, North America and South America. We believe our presence in Europe and Mexico is strategically important and has led to several significant new opportunities with OEMs doing business in these locations. We also believe the Venezuelan joint venture ("Metalcar") provides further entree into Mexican and South American markets. We believe Metalcar's production capabilities and strong management team will provide us with the means to further penetrate these markets not only for springs, but also metal stamping and other Company products. We maintain very strong relationships with our customers and continually strive to exceed customer expectations and anticipate customer needs. This approach has enabled us to maintain our status as a long-term supplier with each of our major customers and as part of a limited group of preferred suppliers invited to bid for platform work.

          With the efforts by the OEMs to reduce the product development cycle time ("go fast" programs), top suppliers are increasingly charged with responsibility in the early design and development stages. For example, we obtain many of our new orders through a presourcing process by which the customer invites one or a few preferred suppliers to manufacture and design a component, assembly or module that meets certain price, timing and functional parameters. Upon selection at the development stage, we typically agree with the customer to cooperate in developing the product to meet the specified parameters. Upon completion of the development stage and the award of the manufacturing business, we receive a blanket purchase order for those components, assemblies or modules for the life of a vehicle model or platform, which typically range from five to seven years. Consequently, the key success factors for OEM suppliers now include total program management that encompasses state-of-the-art design, reduced launch cycle times, and the manufacture and delivery of high quality products at competitive prices.

          We believe that the advanced engineering and sales organization at our technical centers offer services few other suppliers have available for their customers on a global basis. The group's primary activities are:

          -   program management;
          -   quoting/cost estimating;
          -   assembly/automation;
          -   CAD design and data control;
          -   virtual prototyping;
          -   draw die simulation
          -   tool process/design
          -   early phase prototypes

          The sales group is divided into customer oriented business units, each with a business unit manager responsible for all facets of customer needs, as well as strategies for growing their particular customer base. The entire group is dedicated to advanced technical development and servicing a multitude of customers' needs as one team.



     RAW MATERIALS

          The cost of raw materials represented approximately 51.6% of our net sales for the fiscal year ended March 31, 2000 on a pro forma basis for the acquisitions of Wackenhut and the Technology Division. On an annual basis, steel represents approximately 65.0% of total raw materials purchases. We expect to purchase nearly 500,000 tons of steel in fiscal 2001 for use in our production. The remaining 35.0% of raw materials purchases is represented by various purchased parts such as forgings, bushings, ball joints, isolators, corrosion resistant coating, and various fasteners.

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

     COMPETITION

          The market for our products is characterized by strong competition from both captive OEM suppliers and external, non-captive suppliers. We compete with a limited number of competitors that have the physical assets and technical resources to produce large bed stampings, complex parts and subassemblies of multiple parts. Our largest competitors include The Budd Company, a subsidiary of Thyssen AG; Magna International Inc.; Tower Automotive, Inc.; Trianon Industries Corp.; Ogihara America Corp.; Wagon PLC.; Mayflower Corporation, PLC; Shiloh Industries, Inc.; Magnettosre; Benteler A.G.; and divisions of OEMs with internal stamping and assembly operations. Within the leaf spring portion of our business our main competitor is Rassini, Inc., and in the suspension portion of our business our major competitors are TRW, Inc., Dana Corp. and Benteler AG.

          We compete for business at the beginning of the development for new model platforms, as well as the redesign of current models. This process can begin from 18 to 36 months prior to the introduction of the new model. After the customer awards a program, that supplier is generally designated as the sole source supplier for the life of that program, which typically lasts 4 to 5 years for passenger cars and up to 10 years for trucks (particularly for unexposed structural components and assemblies).

     EMPLOYEES

          At March 31, 2000, we employed approximately 5,500 persons in the United States, Canada, Mexico, France and Germany, approximately 1,069 are employed on a salaried basis and the balance are hourly employees. Substantially all of the hourly employees are represented by various local unions through collective bargaining agreements. These individual agreements which are from three to five years in length expire over the period July 2000 through January 2005.
                                                                              10

          In 1994, prior to our acquisition of the facility, we experienced a two-week work stoppage at the Chatham, Ontario facility. Other than this event, we have not experienced any organized work stoppages at any time during the past ten years. At the present time, we believe that our relations with our employees are good.

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

          The Resource Conservation and Recovery Act and the regulations thereunder ("RCRA") regulates the generation, treatment and disposal of hazardous wastes. In the mid-1980s, we entered into a Consent Agreement and Final Order, through a subsidiary, with the United States Environmental Protection Agency (the "EPA") relating to the final closure of a surface water impoundment area at the Alma plant under RCRA. We have remediated the impoundment soils and sediments and we have implemented a groundwater monitoring program with EPA approval under RCRA. A final closure report has been submitted to the EPA. In addition, we are conducting soil investigation and groundwater monitoring, with MDEQ involvement, in a separate section of the Alma plant at which contaminants have been detected by our consultants. Both of these programs may be affected by the suspected contamination from the petroleum refinery described above. While future soil and/or groundwater remediation costs, if any, are not expected to be material, we cannot predict such costs with certainty and no guarantee can be made that these costs will not be material.

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

          We operate over 575 presses ranging from under 100 ton to 3,000 ton capabilities. We are capable of producing components and assemblies from the smallest brackets to full-size, Class A door and closure panels with our unique wide-bed (180 inch), automated press line. Production systems include welding robots, pick and place robots and other state-of-the-art automation, as well as autophoretic, cataphoretic and hunting corrosion resistant coating systems.

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


          A summary of our major facilities, including the facilities of our less than majority owned affiliates is set forth below:



     Country           Facility          Size (Sq. Ft.)        Country           Facility     Size (Sq. Ft.)
     -------           --------          --------------        -------           --------     --------------

     United States  Alma, Michigan            389,000           Mexico       Saltillo (1)              20,000
                    Argos, Indiana            386,000                        Silao (1)                 42,000
                    Corydon, Indiana          200,000                        Ramos Arizpe (1)(2)      330,000
                    Chicago, Illinois         160,000
                    Greencastle, Indiana      214,000           France       Douai (3)                600,000
                    Lapeer, Michigan           85,000                        Elancourt (1)             37,000
                    Hillman, Michigan           6,760
                    Masury, Ohio              150,000                        Orbec                    188,000
                    Oscoda, Michigan           57,000                        St. Florent              431,000
                    Prudenville, Michigan      76,000
                    Troy, Michigan (1)         54,000           Germany      Altensteiger             301,000
                    Troy CET                   16,000
                                                                             Iselshausen              132,000
     Canada         Cambridge, Ontario        290,000                        Wolfsberg                134,000
                    Chatham, Ontario          190,000
                    Wallaceburg, Ontario      240,000        Venezuela (4)   Valencia                 122,000

     Italy          Turin (3)                 110,000


          (1) All properties above are owned, with the exception of the Silao, Saltillo and Ramos Arizpe facilities and the Troy office. These properties are leased with lease expiration dates ranging from August 2000 to June 2005.

          (2) We have entered into a cross border asset usage facility for this location. This metal stamping and manufacturing center was completed in November 1999 and supports the GM hood, door and underbody assembly (Pontiac, Aztec and Buick Rendezvous) as well as other customer opportunities.
          (3) The Douai, France location has two facilities. The Turin, Italy location has four facilities.
          (4) Owned by Metalurgica Carabobo, S.A., a Venezuelan joint venture of which we have a 49% interest.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended March 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

          There is no established trading market for any class of common equity of the Company. As of June 1, 2000, there were 21 shareholders of record of the Company's common stock.

          We have not paid cash dividends during the past two fiscal years and do not plan to pay cash dividends in the near term. We are restricted in our ability to pay dividends under certain debt covenants.

          The Company did not sell any equity securities during the year ended March 31, 2000 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

          The following table sets forth (a) selected consolidated historical financial data of BMG North America Limited ("BMG" or the "Predecessor") for the period from April 1, 1995 through October 27, 1995, and
     (b) selected consolidated historical financial data of the Company from October 28, 1995 through March 31, 1996 and the years ended March 31, 1997, 1998, 1999 and 2000. The selected consolidated historical financial data for period April 1, 1995 through October 27, 1995, the period October 28, 1995 through March 31, 1996, and for the year ended March 31, 1997 was derived from the audited consolidated financial statements of the Predecessor and the Company not included herein. The selected consolidated historical financial data for the years ended March 31, 1998, 1999 and 2000 was derived from the audited consolidated financial statements of the Company, which are included elsewhere in this Report, together with the report of PricewaterhouseCoopers LLP, independent accountants. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the related notes and other financial information presented elsewhere in this Report.


                                                                            Historical
                                             -------------------------------------------------------------------------
                                                Predecessor                                Company
                                             -------------------------------------------------------------------------
                                                4/1/95     10/28/95-
                                              10/27/95      3/31/96      3/31/97     3/31/98     3/31/99       3/31/00
                                             -------------------------------------------------------------------------
                                                                   (Dollars in thousands)
         Statement of Operations Data:
         Net Sales                             $49,043      $35,572      $136,861    $410,321   $591,645      $809,065
         Gross Profit                            2,148        3,948        11,773      41,901     55,067        96,126
         Selling, General and Administrative     3,922        2,235         7,685      21,180     32,129        49,247
         Restructuring Provision                     -            -             -       1,610      1,151
         (Gain) loss on Sale of Equipment            -            -             -     (1,602)      (777)           193
         Equipment Impairment and
               Nonrecurring charges (a)              -            -           287           -         -              -
                                              -------------------------------------------------------------------------
         Operating Income (Loss)                (1,774)       1,713         3,801      20,713     22,564         46,686
         Interest Expense                        1,048        1,096         3,388      10,710     20,903         31,350
         Other Income (Expense)                      -            -         2,201         321      4,445          1,486
         Income (Loss) Before Income Taxes     (2,822)          617         2,614      10,324      6,106         16,822
         Provision (Benefit) for Income Taxes    (938)          202         1,065       4,733      2,953          9,216
                                              -------------------------------------------------------------------------
         Net Income (Loss)                    $(1,884)         $415        $1,549      $5,591     $3,153         $7,606
                                              =========================================================================


         Net Income (Loss) per share                $-        $9.10         $9.37      $13.74      $5.92         $20.29


         Balance Sheet Data (end of period):
         Cash and Cash Equivalents                  $-           $-        $9,671     $18,321    $19,008        $17,643

         Accounts Receivable                    13,312        8,338        47,626      65,273    152,281        139,912

         Inventories                             4,429        3,719        13,411      21,305     48,104         53,187

         Total Assets                           59,770       49,200       243,694     320,032    542,930        598,812

         Total Debt                             23,233       26,758        99,829     139,448    263,862        273,676

         Redeemable Preferred Stock                  -            -        39,300      40,192     40,319         40,451

         Total Shareholder Equity                9,329       935(b)         2,341       6,118        928          4,229

         OTHER DATA:
         Depreciation and amortization            $919         $687        $5,041     $20,279    $25,450        $31,971
         Capital Expenditures                    5,111        3,466         3,326      16,723     33,625         37,843

         EBITDA (c)                             $(855)       $2,400       $11,043     $40,654    $51,818        $80,210

         Gross Margin (d)                        4.38%       11.10%         8.60%      10.21%      9.31%         11.88%

         ---------------------


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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

          The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Report. The historical financial information for the Company has been impacted by several recent acquisitions. The historical information for the fiscal year ended March 31, 2000 includes the complete results of operations for Lobdell Emery Corporation ("Lobdell"), which was acquired on January 10, 1997, Howell Industries, Inc. ("Howell"), which was acquired on August 13, 1997, RPI Holdings, Inc. ("RPIH"), which was acquired on November 25, 1997, the suspension division of Eaton Corporation (the "Suspension Division"), which was acquired on April 1, 1998, and Cofimeta S.A. and its subsudiaries ("Cofimeta"), which was acquired on February 5, 1999. The historical information for the fiscal year ended March 31, 2000 includes only a portion of the operating results of Wackenhut and the Technology Division, acquired June 28, 1999 and February 16, 2000, respectively. Each of these acquisitions was accounted for using the purchase method of accounting. The historical information for the fiscal year ended March 31, 1999 includes only a portion of the results of operations for Cofimeta and does not include the operating results of Wackenhut or the Technology Division. The historical information for the fiscal year ended March 31, 1998 includes only a portion of the results of operations for Howell and RPIH, and does not include the operating results of the Suspension Division.

        FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

          Net Sales -- Net sales for the year ended March 31, 2000 were $809.1 million. This represents an increase of $217.5 million as compared to net sales for the fiscal year ended March 31, 1999 of $591.6 million. Net sales for the fiscal year ended March 31, 1999 included net sales of Cofimeta only from the acquisition date of February 5, 1999 through March 31, 1999. The increase for fiscal 2000 was due principally from the incremental sales for Cofimeta and the acquisitions of the Wackenhut and the Technology Division ($200.5 million). The remaining increase resulted from continued strength of the sport utility, light truck and van segments, the launch of the Saturn LS, incremental business on the Dodge Durango platform, the impact of the General Motors strike ($12.7 million reduction included in prior year) and increased volumes for the Renault Espace and Kangoo platforms. The increase in sales was offset by the balance out of certain General Motors light truck and SUV platforms and the reduction in European cataphoretic volumes. On a pro forma basis, had the net sales from all acquisitions been included for the entire fiscal 2000, net sales would have been $838.5 million.

          Gross Profit -- Gross profit was $96.1 million or 11.8% of net sales for the year ended March 31, 2000 as compared to $55.1 million or 9.3% of net sales for the year ended March 31, 1999. This represents an increase of $41.0 million as compared to the prior year. The gross profit increase is related to the incremental sales resulting from the acquisitions, combined with operating improvements made throughout the year on existing as well as acquired sales. Gross profit was also increased based on productivity improvements, fixed costs reduction through plant rationalization (previously announced Hamilton, Indiana and Athens, Tennessee facility closures), increased uptime through employment of quick die change technology and recovery from the impact of the GM strike ($5.2 million). Gross profit was adversely impacted by investments made for program launches (Pontiac Aztek in Mexico, Saturn LS, DaimlerChrysler Durango/Dakota) and premium costs associated with customer demand in excess of tool capacity. Continued efforts are being made through plant and capacity rationalization and maximization of asset utilization to improve the overall performance of operations.

     In December 1999, the Company entered into an agreement with Grainger Integrated Supply, a division of W.W. Grainger, Inc. ("Grainger") for the management of its North American routine maintenance and manufacturing supplies. As a part of the agreement, Grainger agreed to purchase from the Company, selected supply inventories at cost. In accordance with the Companies policy, these costs were expensed as originally purchased and a portion of the expense was reversed.

          Selling, General and Administrative Expenses ("SG&A") -- SG&A expenses were $49.2 million or 6.1% of net sales as compared to $32.1 million or 5.4% for the year ended March 31, 1999. The increase in spending can be directly associated with the European acquisitions, including the establishment and staffing of a European technical center. In addition, we continue to support ongoing and new customer program launches, through global tool management, training and commitment to product innovation. We intend to invest in the necessary resources to support customer engineering requirements and global program management needs.

          Operating Income -- Income from operations was $46.7 million or 5.8% of net sales for the year ended March 31, 2000 as compared to $22.6 million or 3.8% of net sales for the year ended March 31, 1999. For fiscal 2000, operating income benefited from acquisitions completed during the year. The increase is also a result of operating income related to gross margin improvements through fixed cost reduction and manufacturing process improvements, offset by SG&A spending as explained above.


          Other Income - Other income for the year ended March 31, 1999 was $1.5 million or 0.2% of net sales compared to other income of $4.4 million or 0.7% of net sales for the year ended March 31, 1999. The decrease was due primarily to the inclusion in the March 31, 1999 year-end of other income related to the sale of marketable securities held for strategic purposes.

          Interest Expense - The increase in expense of $10.5 million was due to the issuance of $40.0 million of 10 1/8% Senior Subordinated Notes due 2007, Series C (the "Series C Notes") on December 8, 1998. The Series C Notes represent incremental borrowings issued at an effective interest rate of approximately 9.685%. The balance of the increase is a result of incremental borrowings related to the acquisitions of Cofimeta, Wackenhut and the Technology Division. The increase was offset during the year by strategic working capital initiatives.

          Income Tax -- Income tax expense was $9.2 million for the period ended March 31, 2000 as compared to $3.0 million for the year ended March 31, 1999. The increased income tax of $6.2 million is a result of the increase of income as explained previously as well as an overall increase in effective rate related to the impact of foreign operations. We expect the overall effective rate to be reduced in the future based on strategic foreign tax planning and the management of foreign tax credits.

          Net Income - Due to the foregoing, net income was $7.6 million or 0.9% of net sales for the year ended March 31, 2000 as compared to $3.2 million or 0.5% of net sales for the year ended March 31, 1999.

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

          Gross Profit -- Gross profit was $55.1 million or 9.3% of net sales for the year ended March 31, 1999 as compared to $41.9 million or 10.2% of net sales for the year ended March 31, 1998. This represents an increase of $13.2 million as compared to the prior year. The gross profit increase is related to the incremental sales resulting
                                                                              17
     from the acquisitions, combined with operating improvements made throughout the year on existing as well as acquired sales. Gross Profit was unfavorably impacted by the GM strike ($5.2 million), the delay in the WIN126 launch ($1.6 million), and the reduction in steel scrap resale prices ($4.8 million). Gross Profit was adversely impacted by investments made for program launches (closure panels and rear underbody components for a new platform in Mexico, Saturn LS, WIN126) and by investments made for capacity rationalization. Continued efforts are being made through plant and capacity rationalization and maximization of asset utilization to improve the overall performance of operations.

          Selling, General and Administrative Expenses ("SG&A") -- SG&A expenses were $32.1 million or 5.4% of net sales as compared to $21.8 million or 5.3% for the year ended March 31, 1998. The increase as a percentage of net sales is primarily due to the support of program launches (CAMI, Saturn and Ford) as well as the resources necessary to support the newly awarded programs for General Motors (closure panels and rear underbody components for a new platform to be assembled solely in Mexico and chassis components for the North American production of global platforms).

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

          Interest Expense - The increase in expense of $10.2 million was due primarily to the issuance of the $35.0 million of 10 1/8% Senior Subordinated Notes Due 2007, Series B (the "Series B Notes") on April 1, 1998, and the issuance of the Series C Notes on December 8, 1998. The Series B Notes and Series C Notes represent incremental borrowings issued at effective interest rates of approximately 9.25% and 9.685% respectively. The balance of the increase can be attributed to the impact of the General Motors strike on operating cash flow and the interim financing of customer tooling for current program launches.

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

     LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

               Net income adjusted for non-cash charges generated approximately $38.0 million of cash for the year ended March 31, 2000. Cash increased during the period based on a net change in working capital items of $58.2 million. The increase in cash was offset by an increase in prepaid expenses and other current assets $21.5 million, reimbursable tooling $6.6 million, a decrease in restructuring reserve of $4.3 million and an overall increase in refundable taxes, non current assets and accrued expenses $9.6. During the year, the Company used approximately $9.1 million for investing activities, including the acquisitions of the Wackenhut and the Technology Division.

          On May 14, 1999, we entered into an amended and restated credit agreement with NBD Bank, on behalf of itself and as agent for a syndicate of other lenders, providing for a $35.0 million revolving credit facility to finance customer tooling, a $30.0 million term loan and a $110.0 million revolving credit facility (the "Senior Credit Facility"). At March 31, 2000, we had $28.5 million outstanding under the term loan, $0.1 million outstanding under the working capital revolver, no borrowings under the tooling revolver and $3.2 million in outstanding letters of credit to support workers compensation commitments. Approximately $141.7 million was available under the revolver at March 31, 2000, reduced for the effect of the Letters of Credit, including $35.0 million available under the revolver for customer tooling. At June 1, 2000 we had approximately $80.8 million available under the Senior Credit Facility. The obligations under the Senior Credit Facility are secured by substantially all of our assets and the assets of certain of our subsidiaries. The Senior Credit Facility contains certain customary covenants, including reporting and other affirmative covenants, financial covenants, and negative covenants, as well as customary events of default, including non-payment of principal, violation of covenants, and cross-defaults to certain other indebtedness, including the indebtedness evidenced by the notes described below.

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

          We believe the proceeds of the Notes have enhanced our ability to meet our growth and business objectives. However, interest payments on the Notes represents a significant liquidity requirement for us. We are required to make scheduled semi-annual interest payments on the Notes of approximately $10.1 million on June 15 and December 15 each year until their maturity on June 15, 2007 or until the Notes are redeemed.

          Cash outlays for capital expenditures were $37.8 million, or 4.7% of net sales for the year ending March 31, 2000 as compared to $33.6 million, or 5.7% of net sales for the year ended March 31, 1999. The increase of $4.2 million was due primarily to other capital expenditures related to press equipment and rebuilds, safety and maintenance equipment, automation and other productivity improvement expenditures, and other items including computers and welding equipment.

          For fiscal 2001, our capital expenditures are expected to be $53.9 million, consisting of a $32.8 million investment to support new business and increase capacity, $9.0 million for maintenance, rebuilds and improvements, and $12.1 million in other expenditures, including health, safety, environmental and maintenance items.

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

     RAMOS ARIZPE - MEXICO FACILITY

          On March 31, 1999 we entered into a cross-border asset usage facility through a wholly-owned Mexican subsidiary for the acquisition of new equipment for and construction of our new facility in Ramos Arizpe, Mexico. Under U.S. Generally Accepted Accounting Principles, this transaction is classified as an operating lease. The approximately 330,000 sq. ft. facility supports a GM hood, door and underbody assembly program (SUV/ Hybrid vehicle), that began production in May 2000. The program is expected to generate approximately $95.0 million of sales when in full production. We were awarded substantially all closure panels and rear underbody components for the program. Plant rationalization has allowed for the transfer of equipment already owned to the facility. The lease payments for the facility will be approximately $7.0 million per year. The award of the program is in line with our expected growth into Mexico and is seen as key to our future success in that country.

     YEAR 2000

         We did not experience any significant disruptions to our business as a result of the conversion to the year 2000. We spent approximately $1.4 million on external costs and approximately $2.9 million in capital expenditures, to support our year 2000 project.

         While it is possible that the Company or some of its major suppliers may not yet be aware of some Y2K issues and the related implications, we believe the identification of such issues to be unlikely. The financial impact of any unknown issues has not and cannot be estimated by management.


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

          We have performed a quantitative analysis of our overall currency rate exposure at March 31, 2000. Based on this analysis, a 10% change in currency rates would not have a material effect on our earnings.

          Interest Rates. We generally manage risk associated with interest rate movements through the use of or combination of variable and fixed rate debt. Our exposure as a result of variable interest rates relates primarily to outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates.

          We have performed a quantitative analysis of our overall interest rate exposure at March 31, 2000. Based on this analysis, a 10% change in the average cost of our variable rate debt would not have a material effect on our earnings.

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



     NAME                       AGE    POSITIONS
     Selwyn Isakow               48    Chairman of the Board of Directors
     Rex E. Schlaybaugh, Jr      51    Vice Chairman of the Board of Directors and
                                       Secretary
     Steven M. Abelman           49    Director, President and Chief Executive
                                       Officer
     Manfred J. Walt             47    Director
     Dennis K. Pawley            58    Director
     Aurelian Bukatko            49    Senior Vice President-Chief Financial Officer
     Larry C. Cornwall           52    Executive Vice President
     John H. Ferguson            52    Vice President-Financial Operations and
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

          Manfred J. Walt, Director. Mr. Walt has been a director of Oxford Automotive since May 1997. Mr. Walt has been the Executive Vice President and Chief Financial Officer of Central Park Lodges Ltd., a Canadian assisted living company located in Toronto, Canada, since May 1998. From October 1997 to May 1998, Mr. Walt was the Sr. Vice President of Gentra, Inc., a Real Estate Company based in Toronto, Canada. From 1989 to September 1997, Mr. Walt was the Managing Partner-Financial Services of Edper Brascan Corporation ("Edper"), a diversified natural resources, energy and property development company. Gentra, Inc. is an affiliate of Edper. From 1980 to 1989, Mr. Walt served in various capacities with Edper. Mr. Walt is also director of Central Park Lodges Ltd. and Balanced Care Corporation, a public corporation engaged in the operation of assisted living facilities.

          Dennis K. Pawley, Director. Mr. Pawley has been a director of Oxford Automotive since January 1999. Mr. Pawley has been the President and Chief Operating Officer of Performance Learning, a consulting company located in Las Vegas, Nevada, since February 1999. From 1991 to 1998, Mr. Pawley served as the Executive Vice President of Manufacturing for DaimlerChrysler in Auburn Hills, Michigan.

          Aurelian Bukatko, Senior Vice President-Chief Financial Officer. Mr. Bukatko has been Senior Vice President-Chief Financial Officer of Oxford Automotive since February 1999. From December 1997 to February 1999, Mr. Bukatko was Corporate Treasurer of Hayes-Lemmerz International, a worldwide manufacturer of wheels, brake drums and rotors for motor vehicles. From August 1996 to November 1997, Mr. Bukatko served as Director of Global Currency Management for the Lear Corporation, a worldwide supplier of automotive interiors. From September 1991 to July 1996, Mr. Bukatko was the Treasurer and Financial Director, International for Lear Seating in Gustavsburg, Germany. Before joining Lear in 1991, Mr. Bukatko spent sixteen years at Inland Steel Industries, Inc. where he held various financial positions.

          Larry C. Cornwall, Executive Vice President. Mr. Cornwall was appointed Executive Vice President of Oxford Automotive in May 2000. From June 1999 to May 2000, Mr. Cornwall was the Senior Vice President-Global Business Development and from May 1997 to June 1999, Mr. Cornwall was the Vice President-Sales and Engineering of Oxford Automotive. From October 1995 to May 1997, Mr. Cornwall was the Senior Vice President-Sales and Engineering at BMG. From 1991 to 1995, Mr. Cornwall was Vice President of Sales and Engineering at Veltri International, an automotive stamper.

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

                                                      Summary Compensation Table

                                                             Annual Compensation
                                                      --------------------------

        Name and Principal                                                                          All Other Compensation (1)

              Position                 Year               Salary ($)               Bonus ($)                   ($)
     Steven M. Abelman,                2000                320,833                 121,680                    2,594
     President and CEO (2)             1999                291,669                  74,500                    2,687
                                       1998                230,769                 150,000                      937

     Larry C. Cornwall,                2000                250,625                  60,060                    1,975
     Executive Vice President-         1999                199,583                  37,500                    2,069
                                       1998                161,846                  68,000                    2,354

     Aurelian Bukatko, Senior          2000                200,000                  46,800                    1,500
     Vice President and CFO (3)        1999                    -                       -                        -
                                       1998                    -                       -                        -

     Selwyn Isakow,                    2000                158,333                  84,240                      -
     Chairman (4)                      1999                108,333                  37,500                      -
                                       1998                 95,577                 101,250                      -

     Rex E. Schlaybaugh, Jr.,          2000                158,333                  84,240                      -
     Vice Chairman                     1999                150,000                  37,500                      -
                                       1998                138,462                 101,250                      -


          (1) "All Other Compensation" is comprised of contributions made by the Company to the accounts of each of the Named Executive Officers under the Company's 401K Plan.
          (2) Mr. Abelman was appointed President and Chief Executive Officer in May 1997. See "-Employment Agreements."
          (3) Mr. Bukatko was appointed Senior Vice President-Chief Financial Officer of Oxford Automotive in February, 1999. Mr. Bukatko has agreed not to compete with the company for a period following termination of his employment and the company has agreed to provide Mr. Bukatko severance payments equal to his base salary for three months following termination of his employment without cause.
          (4) Mr. Isakow was the President of the Company from its inception until May 1997, for which he did not receive any compensation from the Company. Steven M. Abelman was appointed President and Chief Executive Officer in May 1997. Mr. Isakow received compensation during the last three fiscal years in connection with his position as Chairman of the Board of the Company.

EMPLOYMENT AGREEMENTS

         As of May 1, 1997, as amended July 1, 1999, Oxford Automotive and Steven M. Abelman entered into an Employment and Noncompetition Agreement. The agreement provides that Mr. Abelman will serve as President and Chief Executive Officer of Oxford Automotive on an "at-will" basis. The agreement provides that Mr. Abelman will receive an annual base salary, will be eligible to receive a bonus of up to 60% of his salary as determined by the Board of Directors of Oxford Automotive, and will be entitled to certain fringe benefits. Mr. Abelman has also agreed not to compete with the Company during the period of his employment and for two years following the termination of his employment, subject to certain exceptions if there has been a change of control of Oxford Automotive prior to such termination. Upon the termination of his employment without cause, Mr. Abelman is entitled to severance payments equal to 1.5 times his annual base salary.

         On November 24, 1995, BMG and Larry C. Cornwall entered into an Employment Agreement. The agreement provides that Mr. Cornwall will serve as an executive officer of BMG on an "at-will" basis. Mr. Cornwall has subsequently been appointed to his present position with Oxford Automotive. The agreement provides that Mr. Cornwall will receive an annual base salary, will be eligible to receive a bonus of up to 35% of his salary as determined by the Board of Directors of BMG, will be eligible to participate in the Company's profit sharing plan, and will be entitled to certain fringe benefits. Upon the termination of the agreement, Mr. Cornwall will be entitled to continue to receive his base salary for the longer of three months or the Canadian statutory requirement.

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



         Mr. Isakow controls Oxford Investment, a private investment and corporate development company, and Mr. Schlaybaugh is the Vice Chairman of Oxford Investment. We have entered into a management agreement with Oxford Investment. Pursuant to the terms of this management agreement, Oxford Investment performs various consulting, management and financial advisory services on our behalf. We pay Oxford Investment a monthly management fee of $83,334 and will pay an investment banking fee, for acquisitions of $2.5 million or more, of 1.0% or 1.25% (for acquisitions outside of North America) of the aggregate acquisition cost for advice and assistance in connection with such acquisition, with a minimum fee of $200,000. No investment banking fee will be paid to Oxford Investment in connection with acquisitions for aggregate consideration of less than $2.5 million. The initial term of the agreement will end on December 31, 2001, but will automatically extend for additional one-year periods thereafter unless either party terminates the agreement. In addition, pursuant to the management agreement, Oxford Investment licenses to us the name "Oxford Automotive" which is owned by Oxford Investment.

         During the fiscal year ended March 31, 2000, we paid Oxford Investment management fees and expenses of approximately $1.065 million, and investment banking fees of $899,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of June 1, 2000, there were 309,750 issued and outstanding shares of the Common Stock, without par value, of the Company (the "Common Stock"). The following table sets forth information as of June 1, 2000 with respect to the Common Stock beneficially owned by each of our directors, the Named Executive Officers, all of our directors and executive officers as a group, and by other holders known to us as having beneficial ownership of more than 5% of the Common Stock. Selwyn Isakow and our other shareholders have entered into certain agreements, each of which contain substantially identical terms, the result of which gives Mr. Isakow voting control over 100% of the Common Stock, except under certain circumstances. See "-- Shareholder Agreements." Unless otherwise specified, the address for each person is 1250 Stephenson Highway, Troy, Michigan 48083.


                                                                              NUMBER OF        PERCENT
                 NAME AND ADDRESS OF BENEFICIAL OWNER                           SHARES         OF CLASS
                 ------------------------------------                           ------         --------
                 Selwyn  Isakow  (1) (3). . . . . . . . . . . . . . . . .     164,584          53.13%
                 40900 Woodward Avenue, Suite 130,
                 Bloomfield Hills, Michigan  48304
                 --------------------------------------------------------- --------------- ----------------
                 Rex E. Schlaybaugh, Jr . . . . . . . . . . . . . . . . .      20,900           6.75%
                 40900 Woodward Avenue, Suite 130,
                 Bloomfield Hills, Michigan  48304
                 --------------------------------------------------------- --------------- ----------------
                 Steven M. Abelman (2). . . . . . . . . . . . . . . . . .      12,326           3.98%
                 --------------------------------------------------------- --------------- ----------------
                 Manfred J. Walt. . . . . . . . . . . . . . . . . . . . .       2,300           0.74%
                 175 Bloor St., E., S. Tower, Suite 601
                 Toronto, Ontario, Canada  M4W 3R8
                 --------------------------------------------------------- --------------- ----------------
                 Dennis K. Pawley                                               N/A              N/A
                 7000 Las Vegas Blvd. N.
                 Las Vegas, Nevada 89115
                 --------------------------------------------------------- --------------- ----------------
                 Aurelian Bukatko (3). . . . . . . . . . . . . . . . . . .      3,000           0.97%
                 --------------------------------------------------------- --------------- ----------------
                 Larry C. Cornwall . . . . . . . . . . . . . . . . . . . .      7,000           2.26%
                 --------------------------------------------------------- --------------- ----------------
                 Robert H. Orley . . . . . . . . . . . . . . . . . . . . .     20,600           6.65%
                 40900 Woodward Avenue, Suite 130,
                 Bloomfield Hills, Michigan  48304
                 --------------------------------------------------------- --------------- ----------------


                 --------------------------------------------------------- --------------- ----------------
                 Gregg L. Orley. . . . . . . . . . . . . . . . . . . . . .     20,600           6.65%
                 40900 Woodward Avenue, Suite 130,
                 Bloomfield Hills, Michigan  48304
                 --------------------------------------------------------- --------------- ----------------
                 All directors and officers as a group (8 persons) (1)(2)     215,610          69.61%

                 (1) Includes 140,124 shares owned by Hilsel Investment Company Limited Partnership, of which Tridec Management, Inc. is General Partner. Mr. Isakow is the President and a shareholder of Tridec Management, Inc. In addition, Mr. Isakow may be deemed to be the beneficial owner of all of the outstanding shares of Common Stock as a result of certain voting power over such shares pursuant to the shareholder agreements described below and certain purchase options that may be exercised by Mr. Isakow with respect to 46,540 outstanding shares of Common Stock.

                 (2) Mr. Abelman's Employment and Noncompetition Agreement with Oxford Automotive provides Oxford Automotive or its assigns with the right to repurchase his shares of Common Stock if his employment is terminated for any reason.

                 (3) Mr. Bukatko's shares are subject to a Pledge Agreement in favor of Mr. Isakow. Under the Pledge Agreement, Mr. Bukatko has sole voting power over his shares but is not permitted to dispose of his shares without Mr. Isakow's consent.


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As of March 31, 1997, Mr. Abelman issued a note to the Company in connection with his acquisition of shares of the Common Stock. The principal amount of the note was $130,000 and the note bears interest at the prime rate plus 1.0%, which rate is adjusted on March 31 of each year to reflect the then current prime rate. Principal and interest on the note is payable in equal annual installments with interest on the unpaid principal, with the final payment due May 31, 2002. As of March 31, 2000 the principal amount outstanding of the note was $78,000.

          On February 1, 1999 we entered into a Consulting Services Agreement (the "Consulting Agreement") with Performance Learning, Inc., a Nevada corporation, ("Performance Learning"). Dennis K. Pawley, a director of Oxford Automotive is the President and Chief Operating Officer and a shareholder of Performance Learning. Under the Consulting Agreement, Performance Learning has agreed to provide consulting services to us for the period from February 1999 - April 2001. As compensation for such consulting services we paid Performance Learning $225,370 during fiscal 2000. We pay Performance Learning $5,000 per day for each day a principal of Performance Learning performed consulting services for the Company, $1,000 per day for each day a non-principal of Performance Learning performed consulting services for the Company, certain other nominal quarterly changes, and the reimbursement of reasonable expenses it incurred in connection with performing the consulting services.

         See also Item 11 "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

     LEGAL

         Rex E. Schlaybaugh, Jr. is a shareholder, the Vice Chairman of the Board and a director of the Company. Dykema Gossett PLLC, of which Mr. Schlaybaugh is a member, has performed legal services for the Company since its inception. The Company expects to continue to retain this firm for various legal services.

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

     (b) The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000:

         (i) Report on Form 8-K, dated February 16, 2000, was filed by the Company on March 1, 2000; such report contained information under Item 2 with respect to the acquisition of the Technology Division.

                            OXFORD AUTOMOTIVE, INC.

                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                         FINANCIAL STATEMENT SCHEDULES


Description                                                                      Page

Report of Independent Accountants............................................    F-2

Consolidated Balance Sheets as of March 31, 2000 and 1999....................    F-3

Consolidated Statements of Operations for the years ended March 31, 2000,
 1999 and 1998...............................................................    F-4

Consolidated Statements of Comprehensive Income and Changes in Shareholders'
 Equity for the years ended March 31, 2000, 1999 and 1998....................    F-5

Consolidated Statements of Cash Flows for the years ended March 31, 2000,
 1999 and 1998...............................................................    F-6

Notes to Consolidated Financial Statements...................................    F-7

Financial Statement Schedules:

                     II - Valuation and Qualifying Accounts

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Oxford Automotive, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income and changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Oxford Automotive, Inc. and its subsidiaries (the Company) at March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statements schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Detroit, Michigan
June 9, 2000

OXFORD AUTOMOTIVE, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


                                                                                                 MARCH 31,
                                                                                            2000            1999
ASSETS
Current assets
   Cash and cash equivalents                                                             $    17,643   $    19,008
   Trade receivables, net                                                                    139,912       152,281
   Inventories                                                                                53,187        48,104
   Refundable income taxes                                                                     2,027
   Reimbursable tooling                                                                       25,038        23,201
   Deferred income taxes                                                                       2,374         3,669
   Prepaid expenses and other current assets                                                  38,228        18,225
                                                                                         -----------   -----------
     Total current assets                                                                    278,409       264,488
Other noncurrent assets                                                                       34,876        29,677
Deferred income taxes                                                                         34,278        25,366
Property, plant and equipment, net                                                           251,249       223,399
                                                                                         -----------   -----------

     TOTAL ASSETS                                                                        $   598,812   $   542,930
                                                                                         ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable                                                                $   144,701   $   109,343
   Accrued expenses and other current liabilities                                             59,529        54,444
   Restructuring reserve                                                                       4,089         8,747
   Current portion of borrowings                                                              11,055        11,504
                                                                                         -----------   -----------
     Total current liabilities                                                               219,374       184,038
Pension liability                                                                              9,601         7,069
Postretirement medical benefits liability                                                     46,953        42,703
Deferred income taxes                                                                          7,294        11,867
Other noncurrent liabilities                                                                   8,289         3,648
Long-term borrowings - less current portion                                                  262,621       252,358
                                                                                         -----------   -----------
     Total liabilities                                                                       554,132       501,683
                                                                                         -----------   -----------
Commitments and contingent liabilities (Note 14)
Redeemable Series A $3.00 cumulative preferred stock, $100
 stated value - 457,541 shares authorized, 397,539 shares
 issued and outstanding in 2000 and 1999 (Notes 3 and 12)                                     40,451        40,319
                                                                                         -----------   -----------
Shareholders' equity
   Common stock, no par value, 400,000 shares authorized; 309,750
    shares issued and outstanding at March 31, 2000 and 1999                                   1,050         1,050
   Accumulated other comprehensive income                                                     (9,690)       (6,705)
   Retained earnings                                                                          12,869         6,583
                                                                                         -----------   -----------
     Total shareholders' equity                                                                4,229           928

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $   598,812   $   542,930
                                                                                         ===========   ===========


The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


                                                                                  YEAR ENDED MARCH 31,
                                                                     ----------------------------------------------
                                                                        2000              1999             1998
Net sales                                                            $   809,065      $   591,645       $   410,321
Cost of sales                                                            712,939          536,578           368,420
                                                                     -----------      -----------       -----------
   GROSS PROFIT                                                           96,126           55,067            41,901

Selling, general and administrative                                       49,247           32,129            21,180
Restructuring provision                                                                     1,151             1,610
(Gain) Loss on sale of equipment                                             193             (777)           (1,602)
                                                                     -----------      -----------       ------------
   OPERATING INCOME                                                       46,686           22,564            20,713

Other income (expense)
   Interest expense                                                      (31,350)         (20,903)          (10,710)
   Other                                                                   1,486            4,445               321
                                                                     -----------      -----------       -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                                  16,822            6,106            10,324
Provision for income taxes                                                (9,216)          (2,953)           (4,733)
                                                                     -----------      -----------       ------------
NET INCOME                                                                 7,606            3,153             5,591

Accrued dividends and accretion on
 redeemable preferred stock                                                1,320            1,320             1,334
                                                                     -----------      -----------       -----------

NET INCOME APPLICABLE TO COMMON STOCK                                $     6,286      $     1,833       $     4,257
                                                                     ===========      ===========       ===========

NET INCOME PER SHARE (BASIC AND DILUTED)                             $     20.29      $      5.92       $     13.74
                                                                     ===========      ===========       ===========


The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
SHAREHOLDERS' EQUITY
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


                                                                        ACCUMULATED
                                                                           OTHER
                                                          CAPITAL      COMPREHENSIVE       RETAINED
                                                           STOCK          INCOME           EARNINGS       TOTAL
BALANCES AT MARCH 31, 1997                                  1,050            (281)            1,572        2,341
Comprehensive income
    Net income                                                                                5,591        5,591
    Foreign currency translation adjustments                                 (623)                          (623)
    Unrealized gain on marketable securities                                  969                            969
    Equity adjustment for minimum pension
     liability (net of tax of $169)                                           253                            253
                                                                                                        --------
    Comprehensive income                                                                                   6,190
Accrued dividends and accretion of
 redeemable preferred stock                                                                  (1,334)      (1,334)
Excess of purchase price over predecessor
 basis                                                                                       (1,079)      (1,079)
                                                        ---------        --------         ---------     --------
BALANCES AT MARCH 31, 1998                                  1,050             318             4,750        6,118
Comprehensive income
    Net income                                                                                3,153        3,153
    Foreign currency translation adjustments                               (6,054)                        (6,054)
    Reclassification adjustment for net
     gains realized in net income                                            (969)                          (969)
                                                                                                        --------
    Comprehensive income                                                                                  (3,870)
Accrued dividends and accretion of
 redeemable preferred stock                                                                  (1,320)      (1,320)
                                                        ---------        --------         ---------     --------

BALANCES AT MARCH 31, 1999                                  1,050          (6,705)            6,583          928
Comprehensive income
    Net income                                                                                7,606        7,606
    Foreign currency translation adjustments                               (2,985)                        (2,985)
                                                                                                        --------
    Comprehensive income                                                                                   2,401
Accrued dividends and accretion of
 redeemable preferred stock                                                                  (1,320)      (1,320)
                                                        ---------       ---------         ---------     --------

BALANCES AT MARCH 31, 2000                              $   1,050       $ (9,690)         $  12,869     $  4,229
                                                        =========       ========          =========     ========

The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS, except share-related data)
--------------------------------------------------------------------------------


                                                                                   YEAR ENDED MARCH 31,
                                                                      ---------------------------------------------
                                                                        2000              1999             1998

OPERATING ACTIVITIES
Net income                                                           $     7,606      $     3,153       $     5,591
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
   Depreciation and amortization                                          32,038           25,450            20,279
   Deferred income taxes                                                  (1,853)          (7,963)              137
   (Gain) loss on sale of equipment                                          181             (777)           (1,586)
   Gain on sale of marketable securities                                                   (3,459)
   Changes in operating assets and liabilities affecting cash
     Trade receivables                                                    18,290          (38,692)           (4,615)
     Inventories                                                             747           (2,718)            1,496
     Reimbursable tooling                                                 (6,580)          (4,502)           (7,368)
     Prepaid expenses and other assets                                   (21,510)           4,250               569
     Other noncurrent assets                                              (5,614)          (4,139)             (836)
     Trade accounts payable                                               34,267           28,971            11,416
     Accrued expenses and other liabilities                               (1,961)           6,533            (2,997)
     Restructuring reserve                                                (4,332)          (7,051)             (745)
     Income taxes payable/(refundable)                                    (2,027)           1,601             2,914
     Other noncurrent liabilities                                          4,936            5,087             1,731
                                                                     -----------      -----------       -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                          54,188            5,744            25,986
                                                                     -----------      -----------       -----------
INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                              (9,117)         (75,080)          (24,219)
Purchase of property, plant and equipment                                (37,843)         (33,625)          (16,723)
Proceeds from sale of equipment                                            3,986            1,550             5,433
Purchases of marketable securities                                                           (892)           (7,658)
Proceeds from sale of marketable securities                                                12,009
                                                                     -----------      -----------       -----------
     NET CASH USED IN INVESTING ACTIVITIES                               (42,974)         (96,038)          (43,167)
                                                                     -----------      -----------       -----------
FINANCING ACTIVITIES
Proceeds from borrowing arrangements                                           -          108,544           126,653
Principal payments on borrowing arrangements                             (10,042)         (10,161)          (93,782)
Payment of preferred stock dividends                                      (1,192)          (1,194)           (1,193)
Debt financing costs                                                        (378)          (5,195)           (5,372)
                                                                     ------------     ------------      -----------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (11,612)          91,994            26,306
                                                                     ------------     -----------       -----------
Effect of exchange rate changes on cash                                     (967)          (1,013)             (475)
                                                                     -----------      -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,365)             687             8,650
Cash and cash equivalents at beginning of period                          19,008           18,321             9,671
                                                                     -----------      -----------       -----------

Cash and cash equivalents at end of period                           $    17,643      $    19,008       $    18,321
                                                                     ===========      ===========       ===========

Cash paid for interest                                               $    28,926      $    19,583       $     7,338
                                                                     ===========      ===========       ===========

Cash paid for income taxes                                           $    12,140      $     2,900       $     4,670
                                                                     ===========      ===========       ===========


The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  1.   NATURE OF OPERATIONS

       Oxford Automotive, Inc. (the Company) is a full-service supplier of metal stampings and welded assemblies used as original equipment components primarily by North American and European original equipment automotive manufacturers. The Company's products are used in a wide variety of sport utility vehicles, light and medium trucks, vans and passenger cars. The Company primarily operates from plants located in the United States, Canada, France, Germany and Mexico. The Company's hourly workforce is represented by various unions.

       Net sales to the Company's three primary customers as a percentage of total sales are as follows:


                                                       YEAR ENDED MARCH 31,
                                                    --------------------------
                                                    2000       1999       1998
       General Motors Corporation                    32%        47%        54%
       Ford Motor Company                            25%        35%        31%
       DaimlerChrysler AG                            16%        13%         9%

       Accounts receivable from General Motors Corporation, Ford Motor Company and DaimlerChrysler AG represent approximately 27%, 21% and 20% respectively, of the March 31, 2000 accounts receivable balance.

       Although the Company is directly affected by the economic well being of the automotive industry and customers referred to above, management does not believe significant credit risk exists at March 31, 2000. The Company does not require collateral to reduce such risk and historically has not experienced significant losses related to receivables from individual customers or groups of customers in the automotive industry.

  2.   SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements of the Company include the accounts of Oxford Automotive, Inc. and its wholly-owned subsidiaries, BMG Holdings, Inc. (BMGH); Howell Industries, Inc. (Howell); Lobdell Emery Corporation (Lobdell); RPI Holdings, Inc. (RPIH); Oxford Automotive France (Oxford France); Oxford Automotriz de Mexico S.A. de C.V. (Oxford Mexico); Oxford Suspension, Inc.; Oxford Suspension Ltd.(Suspension Ltd); Wackenhut GmbH (Wackenhut); CE Technologies and Tool and Engineering (collectively Technology Division). Intercompany accounts and transactions have been eliminated.

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

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       FINANCIAL INSTRUMENTS
       At March 31, 2000 and 1999, the carrying amount of financial instruments such as cash and cash equivalents, trade receivables and payables approximated their fair values. The carrying amount of the borrowings at March 31, 2000 and 1999 approximated their fair values based on the variable interest rates available to the Company for similar arrangements, excluding the Senior Subordinated Notes, which had a fair value of $189,500 at March 31, 2000. The Company had no outstanding forward foreign currency exchange contracts at March 31, 2000.

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

       MANUFACTURING SUPPLIES
       Maintenance, Repair and Other (MRO) material used in the manufacturing process is expensed as incurred. On December 15, 1999, the Company signed an integrated supply and services arrangement with Grainger Supply, Inc. and sold substantially all of its MRO supplies from the North American Operations to Grainger. The Company is reporting the remaining $6 million of revenue at March 31, 2000 over the life of the contract as the supplies are consumed and the repurchase obligation is reduced.

       REIMBURSABLE TOOLING
       Reimbursable tooling represents net costs incurred on tooling projects for which the Company expects to be reimbursed by customers. Ongoing estimates of total costs to be incurred on each tooling project are made by management. Losses, if any, are recorded when known and in cases where billings exceed costs incurred, the related tooling gain is recognized upon acceptance of the tooling by the customer. Certain of the Company's tooling costs are financed through lending institutions and are reimbursed by customers on a piece price basis. These tooling assets are classified as either accounts receivable ($719 and $1,551 at March 31, 2000 and 1999, respectively) or equipment depending upon the ultimate title holder of the tooling assets.

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

       EQUITY INVESTMENT
       As discussed in Note 3, the Company holds a 49% interest in Metalurgica Carabobo, S.A. (Metalcar), a Venezuelan joint venture. The Company accounts for this investment under the equity method. At March 31, 2000, this investment, classified in other noncurrent assets, is carried at $6,214 compared with underlying equity in net assets of $4,083. The difference between these amounts is amortized over 40 years. Income recognized in fiscal year 2000 amounted to $298, net of taxes. Cash dividends received from Metalcar 1999 were $490. There were no dividends paid during 2000.

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


       GOODWILL
       Goodwill represents the excess of cost over the fair value of net assets of acquired entities and is amortized on a straight-line basis over its expected benefit not to exceed 40 years.

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

       FOREIGN CURRENCY TRANSLATION
       The foreign currency financial statements of BMGH, Suspension Ltd., Oxford Europe, Oxford France and Wackenhut, where the local currency is the functional currency, are translated using exchange rates in effect at period end for assets and liabilities and at weighted average exchange rates during the period for operating statement accounts. The resulting foreign currency translation adjustments are recorded as a separate component of shareholders' equity. Exchange gains and losses resulting from foreign currency transactions are included in operating results during the period in which they occur.

       CHANGE IN ACCOUNTING PRINCIPLES

       The Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" during 1999. The SOP requires that the following costs be capitalized as a long-lived asset: external direct costs incurred in developing or obtaining internal-use software; payroll and related costs for employees who are directly associated with the internal-use software project (to the extent of their time spent directly on the project); and interest costs incurred in developing software for internal use. The proposed SOP also provides that training costs included in the purchase price of computer software be expensed as incurred. During fiscal year 2000 and 1999, the Company capitalized $132 and $300 respectively of internal costs in accordance with this statement that previously would have been expensed.

       In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB No. 133." Statement No. 137 defers the effective date of Statement No. 133 by one year to fiscal years beginning after June

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------


       15, 2000. Accordingly, the Company plans to adopt Statement No. 133 beginning with the Fiscal Year ended March 31, 2001. Implementation of this Statement is not expected to have a material impact on the Company's result of operations.

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

       assumed based on their estimated fair values at the date of acquisition. During the March 31, 2000 fiscal year, purchase accounting was finalized, resulting in the recording of additional deferred tax assets of $4,441, an increase of $3,217 of accrued expenses and other current liabilities as well as the reduction in the reserves established in purchase accounting of $3,865. The net result of the adjustments was recorded as a reduction in property, plant and equipment and is being amortized over the remaining useful life of the assets. Cofimeta's operating results have been included with those of the Company since the date of acquisition.

       On June 28, 1999, the Company purchased, through Oxford Automotive Europe APS, a wholly-owned subsidiary ("Oxford Europe") all the outstanding stock of Gebr. Wackenhut GmbH Karosserie-und Fahrzeugfabrik ("Wackenhut") The Company agreed to pay DM 1 for the shares, provide DM 5 million (US$2,642) in subordinated debt and additional paid in capital, restructure approximately DM 63.4 million (US$33,500) in bank debt, and purchase approximately DM 18.6 million (US$9,800) in bank and shareholder debt for DM 1. The acquisition, subordinated debt, and additional paid in capital were financed from the Company's available cash and credit facility. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition ($2,778) have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and Wackenhut's operating results have been included with those of the Company since the date of acquisition.

       The estimated fair market value of assets acquired and liabilities assumed is summarized as follows:


       Current assets                                            $     14,126
       Noncurrent assets                                                  211
       Property, plant and equipment                                   23,002
       Deferred tax asset                                               6,586
       Current liabilities                                            (10,566)
       Long-term liabilities                                          (30,581)
                                                                 ------------

                                                                 $      2,778
                                                                 ============


On February 16, 2000, the Company acquired the automotive engineering, design and prototype service business of Farley Inc. (the "Technology Division"). The purchase price for the Technology Division was $6,339 including closing costs, subject to a Closing Date working capital adjustment, if applicable. On the Closing Date, $5,070 of the total purchase price was paid to Farley and $1,000 was placed in escrow, pending any applicable purchase price adjustment or indemnification claim. The acquisition of the Technology Division was financed from the Company's available working capital. The Technology Division is a full service provider of early phase product design as well as a leader in large die prototyping and complex weld assemblies. The division also provides supplemental design and engineering services to the automotive OEM's and Tier 1 suppliers. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct cost of the acquisition have been allocated to the assets acquired and liabilities assumed

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------

  3.   ACQUISITIONS (CONTINUED)

       based on their estimated fair values at the date of acquisition and the Technology Division's operating results have been included with those of the Company since the date of acquisition.

       The estimated fair market value of assets acquired and liabilities assumed is summarized as follows:


       Current assets                                                 $        3,234
       Other noncurrent assets                                                    29
       Goodwill                                                                  594
       Property, plant and equipment                                           4,848
       Deferred tax asset                                                        320
       Current liabilities                                                    (2,523)
       Long-term liabilities                                                    (163)
                                                                      ---------------

                                                                      $        6,339
                                                                      ===============


       The following unaudited pro forma combined results of operations of the Company have been prepared as if the acquisitions of Howell, RPIH, Suspension, and Cofimeta, Wackenhut and the Technology Division had occurred at the beginning of fiscal 2000 and 1999. The pro forma information is not intended to be a projection of future results.

                                                                                          YEAR ENDED MARCH 31,
                                                                                         ----------------------
                                                                                          2000             1999
                                                                                               (UNAUDITED)

       Net sales                                                                    $     838,516    $     844,054
       Net income (loss)                                                            $       6,493    $       3,868
       Net income (loss) applicable to common shares                                $       20.96    $       12.48
       Net income (loss) per common share                                           $       20.96    $       12.48

       The foregoing unaudited pro forma results of operations reflect adjustments for additional interest expense related to the financing of the acquisitions and depreciation expense, as a result of the revaluation of property, plant and equipment, net of the related tax benefit.

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------

  4.   ACCOUNTS RECEIVABLE

       Accounts receivable are comprised of the following at March 31:


                                                                                        2000              1999

       Trade receivables                                                            $     144,734    $      156,787
       Less - allowance                                                                    (4,822)           (4,506)
                                                                                    --------------   ---------------

       Trade receivables, net                                                       $     139,912    $      152,281
                                                                                    =============    ==============

       Oxford France sells accounts receivable to various financial institutions for which it surrenders control. The balance of account receivables transferred that remained uncollected was approximately $39,589 and $40,810 respectively at March 31, 2000 and 1999. In addition, included in prepaid assets and accounts receivable respectively, are retention amounts and amounts factored but not yet financed for approximately $ 4,222 and $23,132 respectively at March 31, 2000 and 1999.

  5.   INVENTORIES

       Inventories are comprised of the following at March 31:


                                                                                        2000              1999

       Raw materials                                                                $      24,870    $       23,154
       Finished goods and work-in-process                                                  32,607            28,646
                                                                                    -------------    --------------
                                                                                           57,477            51,800
       LIFO and other reserves                                                             (4,290)           (3,696)
                                                                                    -------------    --------------

                                                                                    $      53,187    $       48,104
                                                                                    =============    ==============

       The Company does not separately identify finished goods from work-in-process.

  6.   PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are comprised of the following at March 31:


                                                                                        2000              1999

       Land and land improvements                                                   $      11,466    $        7,492
       Buildings and improvements                                                          51,988            39,895
       Machinery and equipment                                                            241,629           195,576
       Construction-in-process                                                             18,536            26,715
                                                                                    -------------    --------------
                                                                                          323,619           269,678
       Less - accumulated depreciation                                                    (72,370)          (46,279)
                                                                                    -------------    --------------

                                                                                    $     251,249    $      223,399
                                                                                    =============    ==============

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------

  6.   PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

       Certain property with a net book value of $3,617 was idle at March 31, 2000. Management intends to redeploy these assets among its operating facilities and does not believe that the net book value of these assets is impaired at March 31, 2000.

       In 2000 and 1999, the Company sold assets acquired in connection with the acquisition of Lobdell and recorded gains or (loss) on the sales of these assets of $ (615) and $600, respectively.

       As discussed in Note 10, certain of the Company's facilities were closed during the years ended March 31, 1999 and 1998. As management intends to sell these facilities, the net book value of the land and buildings, approximating $2,432, is classified in prepaid expenses and other current assets as of March 31, 2000 in the accompanying consolidated balance sheet.

  7.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities are comprised of the following at March 31:


                                                                                        2000              1999

       Employee compensation                                                        $      21,602    $       21,483
       Accrued income, value added and other taxes                                          6,779             9,683
       Accrued interest                                                                     7,200             6,276
       Accrued workers' compensation                                                        4,051             4,156
       Deferred income                                                                      3,010
       Advances from customers                                                              2,496             2,085
       Accrued property taxes                                                               1,751             1,836
       Accrued medical benefits                                                             1,012             1,258
       Other                                                                               11,628             7,667
                                                                                    -------------    --------------

                                                                                    $      59,529    $       54,444
                                                                                    =============    ==============

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------


  8.   BORROWING ARRANGEMENTS
       Borrowings consist of the following at March 31:


                                                                                        2000              1999
       10.125% SENIOR SUBORDINATED NOTES DUE
        2007, OXFORD                                                                $     202,734    $      203,111
       BANK SYNDICATE - TERM LOAN, OXFORD
       Interest at variable rate over 30 day LIBOR (8.04% at
        March 31, 2000). Quarterly principal payments beginning
        July 1999, matures July 2004.                                                      28,500            30,000
       BANK SYNDICATE--REVOLVING CREDIT LINE, OXFORD
       Interest at prime rate (9.75% at March 31, 2000),
        repaid in full during fiscal 2000.                                                     69
       SHARE PURCHASE OBLIGATION, OXFORD FRANCE
       Principal amount of $9,173 less unamortized discount
        of $861. Interest payable at 3%; discounted
        at 10%. Annual payments beginning February 2000,
        matures February 2002.                                                              8,312            12,946
       DEBT OBLIGATION, OXFORD FRANCE
       Principal amount of $3,931 less unamortized discount
        of $400. Interest payable at 2%; discounted
        at 10%. Annual payments beginning February 2000,
        matures February 2002.                                                              3,531             5,680
       CONTINUATION PLAN DEBT, OXFORD FRANCE
       Principal amount of $9,593 less unamortized discount
        of $3,398. Non-interest bearing; discounted at 10%.
        Annual payments beginning June 1999,
        matures June 2008.                                                                  6,195             6,464
       DEBT OBLIGATION, WACKENHUT
       Term loan.  Principal amount of $19,539, less unamortized
        discount of $6,236 Interest rate 5.25%, discounted at 10%
        Semi-annual payments beginning March 2004
        matures June 30, 2009.                                                             13,303
       DEBT OBLIGATION, WACKENHUT
       Revolving Credit. Interest rate at competitive rates.                                8,107
       DEBT OBLIGATION, WACKENHUT
       Term loan.  Land and Building Interest rate 5.69%
       Semi-annual payments beginning January 31, 2001
        matures July 31, 2009.                                                              1,539
       INDUSTRIAL DEVELOPMENT REVENUE BONDS, CREATIVE
       $8,500 issued September 27, 1995, floating rate interest
        (3.3% at March 31, 1999). Quarterly principal payments
        based on graduated maturity schedule. Backed by
        letter of credit.                                                                                     2,195
       Other                                                                                1,386             3,466
                                                                                    -------------    --------------
       Total                                                                              273,676           263,862
       Less - current portion of long-term borrowings                                     (11,055)          (11,504)
                                                                                    -------------    --------------

       Long-term borrowings - less current portion                                  $     262,621    $      252,358
                                                                                    =============    ==============

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------

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

       Concurrent with the issuance of the Notes, the Company entered into a credit agreement with a syndicate of banks (the Credit Agreement), as subsequently amended, under which the Company may borrow up to $175,000, of which a maximum of $30,000 is available for letters of credit. At March 31, 2000, there was $69 outstanding under the revolving line of credit, $28,500 was outstanding under the term loan and $3,225 was outstanding under letters of credit, leaving $141,706 unused and available. The terms of the Credit Agreement contain, among other provisions, requirements for maintaining defined levels of tangible net worth, total debt to cash flows, interest coverage, fixed charge coverage and certain restrictions on the payment of dividends. Facility fees on the aggregate amount of the Credit Agreement ranging from 0.375% to 0.50% are payable quarterly. Borrowings are secured by substantially all of the assets of Oxford. As part of the Wachenhut acquisition, the Company assumed a revolving line of credit with a limit of 35 million DM. Interest is calculated based on a competitive variable rate.

       Aggregate maturities of long-term borrowings at March 31, 2000 are as follows:

       2001                                                 11,055
       2002                                                 14,315
       2003                                                  7,628
       2004                                                 10,316
       2005                                                  8,438
       Thereafter                                          221,924
                                                       -----------

                                                       $   273,676
                                                       ===========

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------


  9.   INCOME TAXES

       The Company's income tax provision (benefit) consists of the following:


                                                                                   YEAR ENDED MARCH 31
                                                                       -----------------------------------------
                                                                        2000              1999             1998
       Current
         Federal                                                     $     3,624      $     6,037       $     3,116
         State                                                             1,662            1,719             1,757
         Foreign                                                           6,401            3,160
                                                                     -----------      -----------       -----------
                                                                          11,687           10,916             4,873
                                                                     -----------      -----------       -----------
       Deferred
          Federal                                                         (2,538)          (3,067)            2,300
          State                                                                8             (317)             (608)
          Foreign                                                             59           (4,579)           (1,832)
                                                                     -----------      -----------       -----------
                                                                          (2,471)          (7,963)             (140)
                                                                     -----------      -----------       -----------

                                                                     $     9,216      $     2,953       $     4,733
                                                                     ===========      ===========       ===========

       The difference between the statutory rate and the Company's effective rate was as follows:


                                                                                   YEAR ENDED MARCH 31
                                                                       -----------------------------------------
                                                                        2000              1999             1998

       Statutory rate                                                    35.0%             35.0%            35.0%
       Foreign rates varying from 35%, 35%
        and 34%, respectively                                             5.8               0.1             (0.5)
       FSC benefit                                                       (1.5)             (5.6)
       State taxes, net of federal benefit                                6.4              15.1              6.9
       Effect of foreign earnings taxed in US                             7.2
       Nondeductible items                                                1.4               5.8              1.9
       Other                                                               .5              (2.0)             2.5
                                                                        -----            ------            -----

       Effective income tax rate                                         54.8%             48.4%            45.8%
                                                                        =====            ======            =====

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------


  9.   INCOME TAXES (CONTINUED)

       Significant components of the Company's deferred tax assets and (liabilities) are as follows at March 31:


                                                                                        2000              1999
       Deferred tax liabilities
         Tax depreciation in excess of book                                         $     (26,762)   $      (27,495)
         Debt related                                                                      (4,302)           (3,125)
         Other                                                                               (360)             (170)
                                                                                    -------------    --------------
         Gross deferred tax liabilities                                                   (31,424)          (30,790)
                                                                                    -------------    --------------
       Deferred tax assets
         Postretirement medical benefits                                                   16,746            16,353
         Workers' compensation                                                              1,610             1,698
         Medical benefits accrual                                                             550               503
         Allowance for bad debts                                                            1,606             1,379
         AMT credit carryforward                                                              970               721
         Pension benefits                                                                   5,287             4,058
         Net operating loss carryforwards                                                  25,377            13,770
         Restructuring reserve                                                              1,592             3,498
         Foreign tax credit                                                                 2,207             1,445
         Inventory                                                                          2,291              (149)
         Other                                                                              2,546             4,982
                                                                                    -------------    --------------
         Gross deferred tax assets                                                         60,782            48,258
                                                                                    -------------    --------------
       Valuation allowance                                                                      -              (300)
                                                                                    -------------    --------------

       Net deferred tax asset                                                       $      29,358    $       17,168
                                                                                    =============    ==============

       A valuation allowance is provided on the tax benefits otherwise associated with certain tax attributes unless it is considered more likely than not that the benefit will be realized.

       The Company has net operating loss carryforwards for federal income tax purposes with potential future tax deductions of approximately $1,681 at March 31, 2000. The federal net operating losses expire during 2011. The Company also has Foreign Tax Credit carryforwards for federal income tax purposes of $2,207 and $1,444 respectively at March 31, 2000 and 1999. These credits expire in 2004. In addition, the Company has Alternative Minimum Tax Credit carryforwards of $970, which have no expiration date.

       The Company has net operating loss carryforwards for Canadian income tax purposes with potential future tax deductions of approximately $29,750 at March 31, 2000. The Canadian net operating losses expire from 2004 to 2007.

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------


  9.   INCOME TAXES (CONTINUED)

       The company also has net operating losses for French tax purposes with potential future tax deductions of approximately $20,170 at March 31, 2000, which do not have an expiration date.

       In addition to losses identified above, the Company has net operating loss carryforwards for German tax purposes with potential future tax deductions of approximately $14,014 at March 31, 2000. These losses can be carried forward indefinitely.

 10.   RESTRUCTURING RESERVES

       A summary of the restructuring activity is presented below.

       BALANCE AT MARCH 31, 1997                                                                              7,050
       1998 provision                                                                                         1,610
       Restructuring accrual associated with the acquisition
         of Howell                                                                                            1,339
       Reduction in workforce and other cash outflows                                                        (2,355)
       Reversal of excess accruals to noncurrent assets                                                      (1,281)
                                                                                                     --------------

       BALANCE AT MARCH 31, 1998                                                                              6,363
       1999 provision                                                                                         1,151
       Restructuring accrual associated with the acquisition
         of Suspension and Cofimeta                                                                          10,291
       Reduction in workforce and other cash outflows                                                        (8,257)
       Reversal of excess accruals to noncurrent assets                                                        (801)
                                                                                                     --------------

       BALANCE AT MARCH 31, 1999                                                                              8,747
       Restructuring accrual associated with the acquisition
         of Wackenhut and the Technology Division                                                              3,750
       Reduction in workforce and other cash outflows                                                        (4,543)
       Reversal of excess accruals to non current assets and currency fluctuations                           (3,865)
                                                                                                     --------------

       BALANCE AT MARCH 31, 2000                                                                     $        4,089
                                                                                                     ==============


       In connection with the acquisition of Lobdell described in Note 3, management established certain restructuring reserves aggregating $7,050 in Lobdell's opening balance sheet based upon its plan to exit certain activities of Lobdell. Management's restructuring plan included the sale of certain subsidiaries, closure of a Lobdell owned manufacturing facility and sale of the current Lobdell owned corporate offices. Included in the restructuring reserves at March 31, 1997 were costs for severance and benefits for employees to be relocated and terminated $5,052 and other restructuring related costs $1,998.

       In connection with management's plans to reduce costs and improve operating efficiencies at other facilities, the Company recorded a provision for restructuring of $1,610 during the year ended

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------


10.    RESTRUCTURING RESERVES (CONTINUED)

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

       The accrual recorded in connection with the acquisition of Suspension $1,710 represents costs associated with management's plan to close the operating facility in Hamilton. Management expects that approximately 119 employees will be permanently severed as a result of this closure. This restructuring action was completed by September 1999.

       In connection with the acquisition of Cofimeta, management established certain restructuring reserves aggregating $8,581. Management's restructuring plan includes a facility closure and the termination of certain production processes. Included in the restructuring reserve at March 31, 1999 were costs for severance and benefits for employees to be terminated of $7,485 and other restructuring costs, primarily property losses, of $1,096. The March 31, 2000 balance of $1,328 reflects cash outflows during the period as well as the reversal of approximately $3,865 of restructuring reserves. These restructuring actions should be completed during fiscal year 2001.

       In connection with the acquisition of Wackenhut, described in Note 3, management established certain restructuring reserves aggregating $2,950. Management's restructuring plan includes a facility closure and the termination of certain production processes. Included in the restructuring reserve at March 31, 2000 were costs for severance and benefits for employees to be terminated of $858 and other restructuring costs of $1,149. These restructuring actions should be completed during fiscal year 2001.

       In connection with the acquisition of the Technology Division, described in Note 3, management established certain restructuring reserves aggregating $800 for severance and benefits for employees to be terminated. At March 31, 2000, the balance of restructuring reserves related to the Technology Division was $762. These restructuring actions should be completed during fiscal year 2001.

       The reversal of excess accruals recorded during the years ended March 31, 2000, 1999 and 1998 are due to management's finalization of its restructuring plans established in purchase accounting. No future requirement for these accruals exists. These reversals were recorded as a reduction of noncurrent assets.

 11.   BENEFIT PLANS

       The Company sponsors 18 noncontributory plans covering substantially all employees meeting the age and length of service requirements as specified in the plans. The plan covering salaried

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------


       employees provides pension benefits that are based on a percentage of the employee's average monthly compensation during the five highest consecutive years out of their last ten years, and their years of credited service up to a maximum of 30 years. The hourly plans do not provide for increases in future compensation levels. The Company's funding policy for the plan covering salaried employees is to make contributions in amounts sufficient to annually fund the plan's current service cost and the initial past service cost, plus interest, over a period of 30 years. Plans covering hourly employees generally provide benefits of stated amounts based on their unique labor agreements for each year of service. The Company's funding policy for these plans is to make at least the minimum annual contributions required by applicable regulations.

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

       The following table sets forth the plans' funded status and amounts recognized on the Company's balance sheets at March 31:



                                                                                                     OTHER
                                                                                                POSTRETIREMENT
                                                                  PENSION PLANS                  BENEFIT PLANS
                                                               -------------------            ------------------
                                                               2000           1999            2000         1999
       CHANGES IN PLAN ASSETS
         Beginning balance                                  $   106,183   $    71,224    $      -       $     -
         Assets acquired                                                       33,525
         Actual return on plan assets                            16,358         4,197
         Employer contributions                                   3,258         5,353          1,513         1,334
         Benefits paid from plan assets                          (5,266)       (4,948)        (1,513)       (1,334)
         Other                                                      893        (3,168)
                                                            -----------   -----------    -----------    ----------
       Ending balance                                           121,426       106,183
                                                            -----------   -----------    -----------    ----------
       CHANGE IN BENEFIT OBLIGATIONS
         Beginning balance                                      109,518        72,529         48,006        40,661
         Obligations assumed                                      2,330        31,633            163         3,612
         Service cost                                             3,927         3,943          1,654         1,510
         Interest cost                                            7,168         7,118          3,532         3,522
         Plan amendments                                            899         1,591
         Actuarial loss (gain)                                   (5,234)          767         (1,172)           35
         Total benefits paid                                     (5,286)       (4,948)        (1,513)       (1,334)
         Other                                                   (1,652)       (3,115)          (432)
                                                            -----------   -----------    -----------    ----------
       Ending balance                                           111,670       109,518         50,238        48,006
                                                            -----------   -----------    -----------    ----------
       FUNDED STATUS                                              9,756        (3,335)       (50,238)      (48,006)
         Unrecognized net actuarial loss (gain)                 (11,732)        4,327            794         5,303
         Unrecognized prior service cost                          2,346         1,509          2,491
                                                            -----------   -----------    -----------    ----------

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------


       NET AMOUNT RECOGNIZED IN THE
        CONSOLIDATED BALANCE SHEET                          $       370   $     2,501    $   (46,953)   $  (42,703)
                                                            ===========   ===========    ===========    ==========

       AMOUNTS RECOGNIZED IN THE CONSOLI-
        DATED BALANCE SHEET CONSIST OF
         Prepaid benefit cost                               $     9,971   $     9,570    $       -      $      -
         Accrued benefit liability                               (9,601)       (7,069)       (46,953)      (42,703)
                                                            -----------   -----------    -----------    ----------

       Net amount recognized                                $       370   $     2,501    $   (46,953)   $  (42,703)
                                                            ===========   ===========    ===========    ==========


       PENSION PLANS IN WHICH BENEFIT OBLIGATION
        EXCEEDS PLAN ASSETS AT MARCH 31,


                                                                                              2000         1999

         Fair value of plan assets                                                       $    11,562    $   38,637
         Benefit obligation                                                                   14,521        44,382


       COMPONENTS OF NET PERIODIC BENEFIT COST


                                                                               2000           1999         1998
         Pension benefits
           Service cost                                                   $     3,927    $     3,943    $    2,153
           Interest cost                                                        7,168          7,118         4,828
           Expected return on plan assets                                      (9,232)        (9,044)       (5,041)
           Amortization of prior service cost                                       8             40
           Recognized actuarial net loss                                                          18             2
                                                                          -----------    -----------    ----------

           Net periodic benefit cost                                      $     1,871    $     2,075    $    1,942
                                                                          ===========    ===========    ==========

           Net periodic benefit cost of defined
            contribution plans                                            $       656    $       452    $      355
                                                                          ===========    ===========    ==========

         Other postretirement benefits
           Service cost                                                   $     1,654    $     1,510    $    1,025
           Interest cost                                                        3,532          3,522         2,711
           Recognized actuarial net loss                                          182             35
                                                                          -----------    -----------    ----------

           Net periodic benefit cost                                      $     5,368    $     5,067    $    3,736
                                                                          ===========    ===========    ==========


                                                                            2000            1999         1998
       Pension benefits
         Discount rate
           U.S. plans                                                         7.75%          7.25%        7.25%
           Canadian plans                                                     7.00%          6.50%        6.50%
           German plans                                                       6.00%
         Expected return on assets
           U.S. plans                                                         9.00%       8.50-9.00%      9.00%

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------

 11.   BENEFIT PLANS (CONTINUED)


           Canadian plans                                                     8.50%          8.50%        8.50%
           German Plans
         Salary progression
           U.S. plans                                                         4.50%          4.50%        4.50%
           Canadian plans                                                     5.50%          5.50%        5.50%
           German plans                                                       3.50%
       Other retirement benefits
         Discount rate                                                        7.75%          7.25%        7.25%

       The weighted average annual assumed healthcare cost trend rate is 7.3%-8.5% in 2000 trending to 6.5% in 2008 and thereafter for retirees less than 65 years of age. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 2000 by approximately $6,642 and net periodic postretirement benefit cost for the year ended March 31, 2000 by approximately $682.

       In addition to the above plans, the Company has a non-funded pension arrangement in France covering all employees. At March 31, 2000, accrued pension costs of $2,576 were included in accrued expenses.

12.    REDEEMABLE PREFERRED STOCK

       In connection with the acquisition of Lobdell, Series A $3.00 Cumulative Preferred Stock (Series A Preferred) with a fair value of $39,754 was issued. The annual dividend on the Series A Preferred is $3.00 per share, payable semi-annually. Dividends on the Series A Preferred are cumulative, but do not bear interest. Under the terms of the issuance of the Series A Preferred (the Stock Agreement), the holders of the Series A Preferred maintain limited voting rights. Holders are entitled to vote on any provisions that would adversely affect their rights or privileges or management's plans to issue any equity securities that would rank prior to the Series A Preferred. Holders are also entitled to elect at least one director of Lobdell, which, under certain provisions of the Stock Agreement, may increase to two.

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

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------

       total of all Series A Preferred shares converted may not exceed 25% of the shares issued in the IPO.

       The Series A Preferred has been included in the accompanying consolidated balance sheet at its fair value at the date of issuance of $39,754, and has been adjusted for accrued dividends and accretion totaling $697 and $565 for the years ended March 31, 2000 and 1999, respectively.

13.    RELATED PARTY TRANSACTIONS

       The Company is charged fees and expenses by a related party, The Oxford Investment Group, Inc., for consulting, finance and management services. Fees and expenses charged to the Company by The Oxford Investment Group, Inc. approximated $1,065, $1,076, and $1,005 for the years ended March 31, 2000, 1999 and 1998, respectively. In connection with the acquisitions of the Technology Division, Wackenhut, Suspension Division and Cofimeta, Howell, and Lobdell, investment banking fees of $899, $1,747, and $230 were paid to The Oxford Investment Group, Inc., during the periods ended March 31, 2000, 1999 and 1998, respectively.

       As described in Note 3, the majority shareholder of the Company was also the majority shareholder of RPIH.

 14.   COMMITMENTS AND CONTINGENCIES

       OPERATING LEASES
       As of March 31, 2000, the Company had long-term operating leases covering certain machinery and equipment. The minimum rental commitments under noncancellable operating leases with lease terms in excess of one year are as follows as of March 31, 2000:

       2001                                                                                          $        8,920
       2002                                                                                                  14,797
       2003                                                                                                  12,400
       2004                                                                                                  11,978
       2005                                                                                                  11,497
                                                                                                     --------------


                                                                                                     $       59,592
                                                                                                     ==============


       MEXICAN ASSET USAGE AGREEMENT
       On March 31, 1999 Oxford Mexico entered into an asset usage agreement for the acquisition of new equipment for and construction of a new facility being built in Ramos Arizpe, Mexico through a special purpose entity
       (SPE). This agreement is classified as an operating lease. Payments for the facility under this agreement, which vary based upon interest rates at LIBOR plus 2.88% - 4.0%, will be approximately $7,000 per year beginning on April 1, 2001. The asset usage agreement is for five years, with renewal options covering an additional four years. In addition to the lease payments, Oxford has guaranteed up to $63,000 of the debt of the SPE.

       ENVIRONMENTAL MATTERS
       The Company is subject to federal, state and local laws and regulations which govern environmental matters. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------

       of petroleum or chemical substances. The Company has identified several environmental matters resulting from prior operations. Due to the relatively early stage of investigation of certain of these identified matters as well as potential indemnification by other potentially responsible parties, management is unable to reasonably estimate the ultimate cost of remediating certain of these identified environmental matters. The Company has recorded a liability in other noncurrent liabilities of approximately $1,063 and $1,712 at March 31, 2000 and 1999, respectively, for estimated costs of known environmental matters.

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

  OXFORD AUTOMOTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
  ------------------------------------------------------------------------------

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



                                                                               YEAR ENDED MARCH 31
                                                                   ------------------------------------------
                                                                     2000            1999               1998
       Net sales
         United States                                           $    367,245     $   378,227       $   324,335
         Canada                                                       193,077         167,547            85,030
         Mexico                                                        14,770           9,666               956
         France                                                       191,070          36,205
         Germany                                                       42,903
                                                                 ------------     -----------       -----------

                                                                 $    809,065     $   591,645       $   410,321
                                                                 ============     ===========       ===========

       Operating income (loss)
         United States                                           $     18,906     $    20,046       $    22,893
         Canada                                                         1,472           2,116              (462)
         Mexico                                                         6,337          (1,152)           (1,718)
         France                                                        15,489           1,554
         Germany                                                        4,482
                                                                 ------------     -----------       -----------

                                                                 $     46,686     $    22,564       $    20,713
                                                                 ============     ===========       ===========

       Identifiable assets
         United States                                           $    302,860     $   307,489       $   262,708
         Canada                                                       105,040         107,338            52,376
         Mexico                                                        27,265           5,373             4,948
         France                                                       121,219         122,730
         Germany                                                       42,428
                                                                 ------------     -----------       -----------

                                                                 $    598,812     $   542,930       $   320,032
                                                                 ============      ==========       ===========

OXFORD AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

16.    SUBSEQUENT EVENT

       On April 3, 2000 (the "Closing Date") pursuant to a Purchase and Sale Agreement, dated as of February 5, 2000 (the "Purchase Agreement"), among a wholly-owned indirect subsidiary of the Company (the Purchaser) and Agostino Gessaroli, Irene Salezzi, Denis Gessaroli, Luana Gessaroli, Officine Meccaniche Gessaroli S.p.A., and Gess.car di Gessaroli Agostino & C. S.a.s. (collectively, "Sellers") the Purchaser acquired the Group Gessaroli business of Sellers (the "Gessaroli Group"). The purchase price was ITL 24.0 billion ($11.8 million US) plus up to ITL 5.3 billion ($2.7 million US) for the payment of income taxes and debt, subject to a Closing Date net asset adjustment, if applicable. On the Closing Date, ITL 21.6 billion ($10.7 million US) of the total purchase price was paid to Sellers and ITL 2.4 billion ($1.2 million US) was held back, pending any applicable purchase price adjustment or indemnification claim.

       The Gessaroli Group's integrated manufacturing operations cover all functions of design, engineering, die and mold construction, parts production and assembly for its metal formed components, modules and injection molded products. The Company intends to continue and expand the current operations of the Gessaroli Group.



17.    CONDENSED CONSOLIDATING INFORMATION

       The Notes were issued by Oxford Automotive, Inc. and guaranteed by certain of its wholly-owned subsidiaries, including Lobdell, Howell, BMGH, RPIH, Suspension and the Technology Division (the Guarantor Subsidiaries). The Notes are not guaranteed by other consolidated subsidiaries, Oxford Mexico, Oxford Europe and Wackenhut (the Non-guarantor Subsidiaries). The guarantee of the Notes by the Guarantor Subsidiaries is full and unconditional. The following condensed consolidated financial information presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-guarantor Subsidiaries.

OXFORD AUTOMOTIVE, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2000
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          NON-GUARANTOR   GUARANTOR     ELIMINATIONS/
                                               PARENT      SUBSIDIARY   SUBSIDIARIES     ADJUSTMENTS   CONSOLIDATED
ASSETS

Current assets
   Cash                                       $   8,563      $  8,839     $     241      $    -         $  17,643
   Receivables (net)                             12,372        41,952        85,588                       139,912
   Inventories                                                 20,462        32,725                        53,187
   Income taxes refundable                        3,515                      (1,488)                        2,027
   Reimbursable tooling                          19,843         6,120          (925)                       25,038
   Deferred income taxes                            388                       1,986                         2,374
   Prepaid expenses and other                     6,809        26,620         4,799                        38,228
                                              ---------      --------     ---------      ---------      ---------
      TOTAL CURRENT ASSETS                       51,490       103,993       122,926                       278,409

Other noncurrent assets                          11,389           448        23,039                        34,876
Deferred income taxes                                          16,930        17,348                        34,278
Property, plant and equipment (net)               8,536        51,857       190,856                       251,249
Investment in consolidated subsidiaries         104,719                      45,766       (150,485)
                                              ---------      --------     ---------      ---------      ---------

      TOTAL ASSETS                            $ 176,134      $173,228     $ 399,935      $(150,485)     $ 598,812
                                              =========      ========     =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                           $  53,517      $ 40,822     $  50,362      $              $ 144,701
   Intercompany accounts                       (133,574)        1,485       132,089
   Restructuring reserve                                        3,335           754                         4,089
   Accrued expenses and other                    12,443        33,070        14,016                        59,529
   Current portion of borrowings                  4,500         6,423           132                        11,055
                                              ---------      --------     ---------      ---------      ---------
      TOTAL CURRENT LIABILITIES                 (63,114)       85,135       197,353                       219,374

Pension liability                                               2,175         7,426                         9,601
Postretirement medical benefits                                              46,953                        46,953
Deferred income taxes and other                  (1,997)                      9,291                         7,294
Other noncurrent liabilities                                    4,631         3,658                         8,289
Long-term borrowings                            226,734        35,690           197                       262,621
                                              ---------      --------     ---------      ---------      ---------
      TOTAL LIABILITIES                         161,623       127,631       264,878                       554,132

Redeemable preferred stock                                                   40,451                        40,451
                                              ---------      --------     ---------      ---------      ---------
Shareholders' equity
   Common stock                                   1,050        39,882        97,349       (137,231)         1,050
   Accumulated other comprehensive income                      (6,914)       (2,776)                       (9,690)
   Retained earnings                             13,461        12,629            33        (13,254)        12,869
                                              ---------      --------     ---------      ---------      ---------
      TOTAL SHAREHOLDERS' EQUITY                 14,511        45,597        94,606       (150,485)         4,229
                                              ---------      --------     ---------      ---------      ---------

      TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                 $ 176,134      $173,228     $ 399,935      $(150,485)     $ 598,812
                                              =========      ========     =========      =========      =========


OXFORD AUTOMOTIVE, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 1999
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          NON-GUARANTOR   GUARANTOR     ELIMINATIONS/
                                               PARENT      SUBSIDIARY   SUBSIDIARIES     ADJUSTMENTS   CONSOLIDATED
ASSETS

Current assets
   Cash                                       $   9,741      $  9,158     $     109      $    -         $  19,008
   Receivables (net)                                114        45,345       106,822                       152,281
   Inventories                                                 14,402        33,702                        48,104
   Income taxes refundable
   Reimbursable tooling                           3,010         8,766        11,425                        23,201
   Deferred income taxes                            536                       3,133                         3,669
   Prepaid expenses and other                     2,151        13,174         2,900                        18,225
                                              ---------      --------     ---------      ---------      ---------
      TOTAL CURRENT ASSETS                       15,552        90,845       158,091                       264,488

Other noncurrent assets                          10,898        13,572        30,573                        55,043
Property, plant and equipment (net)               4,003        28,259       191,137                       223,399
Investment in consolidated subsidiaries          87,546                      45,166       (132,712)
                                              ---------      --------     ---------      ---------      ---------

      TOTAL ASSETS                            $ 117,999      $132,676     $ 424,967      $(132,712)     $ 542,930
                                              =========      ========     =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                           $   2,046      $ 34,906     $  72,391      $              $ 109,343
   Intercompany accounts                       (130,223)        4,573       125,650
   Restructuring reserve                                        6,676         2,071                         8,747
   Accrued expenses and other                     5,432        24,596        24,416                        54,444
   Current portion of borrowings                  1,877         6,301         3,326                        11,504
                                              ---------      --------     ---------      ---------      ---------
      TOTAL CURRENT LIABILITIES                (120,868)       77,052       227,854                       184,038

Pension liability                                                             7,069                         7,069
Postretirement medical benefits                                              42,703                        42,703
Deferred income taxes and other                                 1,975        13,540                        15,515
Long-term borrowings                            231,234        20,070         1,054                       252,358
                                              ---------      --------     ---------      ---------      ---------
      TOTAL LIABILITIES                         110,366        99,097       292,220                       501,683

Redeemable preferred stock                                                   40,319                        40,319
                                              ---------      --------     ---------      ---------      ---------
Shareholders' equity
   Common stock                                   1,050        37,045        91,002       (128,047)         1,050
   Accumulated other comprehensive income                      (1,955)       (4,750)                       (6,705)
   Retained earnings                              6,583        (1,511)        6,176         (4,665)         6,583
                                              ---------      --------     ---------      ---------      ---------
      TOTAL SHAREHOLDERS' EQUITY                  7,633        33,579        92,428       (132,712)           928
                                              ---------      --------     ---------      ---------      ---------

      TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                 $ 117,999      $132,676     $ 424,967      $(132,712)     $ 542,930
                                              =========      ========     =========      =========      =========

OXFORD AUTOMOTIVE, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED MARCH 31, 2000
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          NON-GUARANTOR   GUARANTOR     ELIMINATIONS/
                                               PARENT      SUBSIDIARY   SUBSIDIARIES     ADJUSTMENTS   CONSOLIDATED
Sales                                        $     -         $248,743     $ 560,322      $   -          $  809,065
Cost of sales                                       268       207,941       504,730                        712,939
                                             ----------      --------     ---------      --------       ----------
   GROSS PROFIT                                    (268)       40,802        55,592                         96,126
Selling, general and administrative expenses     (4,452)       14,928        38,771                         49,247
Restructuring provision
Gain on sale of equipment                                        (436)          629                            193
                                             ----------      --------     ---------      --------       ----------
   OPERATING INCOME                               4,184        26,310        16,192                         46,686

Other income (expense)
   Interest expense                              (5,170)       (4,703)      (21,477)                       (31,350)
   Other                                            111         1,334            41                          1,486
                                             ----------      --------     ---------      --------       ----------
INCOME BEFORE BENEFIT (PROVISION)
   FOR INCOME TAXES                                (875)       22,941        (5,244)                        16,822
Benefit (provision) for income taxes               (245)       (8,799)         (172)                        (9,216)
                                             ----------      --------     ---------      --------       ----------
INCOME BEFORE EQUITY IN INCOME OF
 CONSOLIDATED SUBSIDIARIES                       (1,120)       14,142        (5,416)                         7,606
Equity in income of consolidated subsidiaries     8,726                                    (8,726)
                                             ----------      --------     ---------      --------       ----------


NET INCOME                                   $    7,606      $ 14,142     $  (5,416)     $ (8,726)      $    7,606
                                             ==========      ========     =========      ========       ==========



OXFORD AUTOMOTIVE, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED MARCH 31, 1999
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          NON-GUARANTOR   GUARANTOR     ELIMINATIONS/
                                               PARENT      SUBSIDIARY   SUBSIDIARIES     ADJUSTMENTS   CONSOLIDATED

Sales                                        $       -       $ 45,871     $ 545,774      $     -        $  591,645
Cost of sales                                                  42,896       493,682                        536,578
                                             ----------      --------     ---------      --------       ----------
   GROSS PROFIT                                                 2,975        52,092                         55,067
Selling, general and administrative expenses     (2,054)        2,648        31,535                         32,129
Restructuring provision                                           (59)        1,210                          1,151
Gain on sale of equipment                                         (16)         (761)                          (777)
                                             ----------      --------     ---------      --------       ----------
   OPERATING INCOME                               2,054           402        20,108                         22,564
Other income (expense)
   Interest expense                              (2,438)         (595)      (17,870)                       (20,903)
   Other                                          3,682          (306)        1,069                          4,445
                                             ----------      --------     ---------      --------       ----------
INCOME BEFORE BENEFIT (PROVISION)
   FOR INCOME TAXES                               3,298          (499)        3,307                          6,106
Benefit (provision) for income taxes             (1,179)          107        (1,881)                        (2,953)
                                             ----------      --------     ---------      --------       ----------
INCOME BEFORE EQUITY IN INCOME OF
 CONSOLIDATED SUBSIDIARIES                        2,119          (392)        1,426                          3,153
Equity in income of consolidated subsidiaries     1,034                                    (1,034)
                                             ----------      --------     ---------      --------       ----------

NET INCOME                                   $    3,153      $   (392)    $   1,426      $ (1,034)      $    3,153
                                             ==========      ========     =========      ========       ==========

OXFORD AUTOMOTIVE, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 2000
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        NON-GUARANTOR      GUARANTOR
                                                             PARENT      SUBSIDIARY      SUBSIDIARIES  CONSOLIDATED

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                                       $  15,464     $  15,104      $   23,620     $   54,188

INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                   (9,176)           59                         (9,117)
Purchase of property, plant and equipment                      (5,209)      (11,416)        (21,218)       (37,843)
Purchase of marketable securities
Proceeds from sale of equipment                                                 724           3,262          3,986
Proceeds from sale of marketable securities
                                                            ---------     ---------      ----------     ----------
NET CASH (USED IN)
 INVESTING ACTIVITIES                                         (14,385)      (10,633)        (17,956)       (42,974)
                                                            ---------     ---------      ----------     ----------
FINANCING ACTIVITIES
Proceeds from borrowing arrangements
Principal payments on borrowing arrangements                   (1,877)       (3,862)         (4,303)       (10,042)
Payment of preferred stock dividends                                                         (1,192)        (1,192)
Debt financing costs                                             (378)                                        (378)
                                                            ---------     ---------      ----------     ----------
NET CASH (USED IN) FINANCING ACTIVITIES                        (2,255)       (3,862)         (5,495)       (11,612)
                                                            ---------     ----------     ----------     ----------
Effect of foreign currency rate fluctuations on cash                           (926)            (41)          (967)
                                                            ---------     ---------      ----------     ----------
NET INCREASE (DECREASE) IN CASH                                (1,176)         (317)            128         (1,365)
Cash at beginning of period                                     9,741         9,158             109         19,008
                                                            ---------     ---------      ----------     ----------

Cash at end of period                                       $   8,565     $   8,841      $      237     $   17,643
                                                            =========     =========      ==========     ==========


OXFORD AUTOMOTIVE, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 1999
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        NON-GUARANTOR      GUARANTOR
                                                             PARENT      SUBSIDIARY      SUBSIDIARIES  CONSOLIDATED

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                       $ (24,520)    $  (4,569)     $   34,833     $    5,744

INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                  (91,396)       16,316                        (75,080)
Purchase of property, plant and equipment                      (2,221)       (2,069)        (29,335)       (33,625)
Purchase of marketable securities                                (892)                                        (892)
Proceeds from sale of equipment                                                  16           1,534          1,550
Proceeds from sale of marketable securities                    12,009                                       12,009
                                                            ---------     ---------      ----------     ----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                         (82,500)       14,263         (27,801)       (96,038)
                                                            ---------     ---------      ----------     ----------
FINANCING ACTIVITIES
Proceeds from borrowing arrangements                          108,544                                      108,544
Principal payments on borrowing arrangements                     (261)                       (9,900)       (10,161)
Payment of preferred stock dividends                                                         (1,194)        (1,194)
Debt financing costs                                           (5,195)                                      (5,195)
                                                            ---------     ---------      ----------     ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           103,088                       (11,094)        91,994
                                                            ---------     ---------      ----------     ----------
Effect of foreign currency rate fluctuations on cash                           (858)           (155)        (1,013)
                                                            ---------     ---------      ----------     ----------
NET INCREASE (DECREASE) IN CASH                                (3,932)        8,836          (4,217)           687
Cash at beginning of period                                    13,673           322           4,326         18,321
                                                            ---------     ---------      ----------     ----------

Cash at end of period                                       $   9,741     $   9,158      $      109     $   19,008
                                                            =========     =========      ==========     ==========


                            OXFORD AUTOMOTIVE, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         (DOLLAR AMOUNTS IN THOUSANDS)




                                                        YEAR ENDED          YEAR ENDED              YEAR ENDED
                                                         MARCH 31,           MARCH 31,               MARCH 31,
                                                           2000                1999                    1998
                                                           ----                ----                    ----
Balance, beginning of period                               4,506                400                   1,272
Additions
    Acquisition                                              717              4,195                     200
    Provision for additional allowance                       524                 11
Deductions
    Currency translation adjustments                                                                     (1)
    Reversals                                                                                          (644)
    Doubtful accounts (charged) recovered                   (925)              (100)                   (427)
                                                           -----             ------                   -----
Balance, end of period                                     4,822             $4,506                    $400
                                                           =====             ======                   =====

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 19, 2000.

                                OXFORD AUTOMOTIVE, INC.

                                    By:   /S/ Steven M. Abelman
                                          ------------------------
                                               Steven M. Abelman
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 19, 2000.


       SIGNATURE                                   TITLE
       ---------                                   -----

/S/ Selwyn Isakow                        Chairman of the Board and Director
--------------------------------
Selwyn Isakow

/S/ Rex E. Schlaybaugh, Jr.              Vice Chairman of the Board and Director
--------------------------------
Rex E. Schlaybaugh, Jr.

/S/ Steven M. Abelman                    President, Chief Executive Officer and
--------------------------------         Director
Steven M. Abelman

/S/ Aurelian Bukatko                     Senior Vice President-Chief Financial
--------------------------------         Officer (Principal Accounting and
Aurelian Bukatko                         Financial Officer)

/S/ Manfred J. Walt                      Director
--------------------------------
Manfred J. Walt

                                         Director
--------------------------------
Dennis K. Pawley


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No Annual Report or Proxy Materials have been or will be sent to security holders

EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

2.1 Asset Purchase Agreement, dated as of February 16, 2000, among CE Technologies, Inc. and Tool and Engineering Company, both wholly-owned subsidiaries of Oxford Automotive, Inc., and Farley, Inc., and Tool & Engineering Company of Detroit, Inc. (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 16, 2000, and incorporated herein by reference)

2.2 Purchase Agreement, dated as of February 5, 2000, among Oxford Automotive France SAS, a wholly-owned indirect subsidiary of Oxford Automotive, Inc. and Agostino Gessaroli, Irene Salezzi, Denis Gessaroli, Luana Gessaroli, Officine Meccaniche Gessaroli S.p.A., and Gess.car di Gessaroli Agostino & C.S.a.s. (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated April 3, 2000, and incorporated herein by reference)

3.1 Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

3.2 Bylaws of the Company (previously filed as Exhibit 3.11 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

4.1 Indenture, dated as of June 15, 1997, by and among the Company, the Subsidiary Guarantors and First National Trust Association, as Trustee (including form of the 10 1/8% Senior Subordinated Notes Due 2007, form of the Guaranty, and form of Supplemental Indenture) (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

4.2 Indenture, dated as of December 1, 1998, by and among the Company, the Subsidiary Guarantors and U.S. Bank Trust National Association, as Trustee (including form of the 10 1/8% Senior Subordinated Notes Due 2007, Series C, form of Guaranty, and form of Supplemental Indenture) (previously filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998, and incorporated herein by reference)

4.3 Amended and Restated Credit Agreement between the Company and NBD Bank, as agent, dated May 14, 1999 (previously filed as
                  Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference)

4.4 First Amendment to Amended and Restated Credit Agreement, dated as of December 23, 1999, among Oxford Automotive, Inc., the Borrowing Subsidiaries and the Lenders identified therein and Banc One, Michigan, formerly known as NBD Bank, as agent for the Lenders (previously filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999, and incorporated herein by reference)

4.5 Form of Amended and Restated Pledge Agreement and Irrevocable Proxy in favor of NBD Bank (now known as Bank One, Michigan) (previously filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, and incorporated herein by reference)

4.6 Form of Amended and Restated Security Agreement in favor of NBD Bank (now known as Bank One, Michigan) (previously filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, and incorporated herein by reference)

4.7 Form of Amended and Restated Security Agreement in favor of First Chicago NBD Bank, Canada (previously filed as Exhibit
                  4.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, and incorporated herein by reference)

4.8 Form of Amended and Restated Guaranty Agreement in favor of NBD Bank (now known as Bank One, Michigan) (previously filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, and incorporated herein by reference)

4.9 Form of Amended and Restated Guarantee in favor of NBD Bank (now known as Bank One, Michigan) (previously filed as Exhibit
                  4.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, and incorporated herein by reference)

10.1 Form of Director Indemnification Agreement (previously filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.2 Employment and Noncompetition Agreement between the Company and Steven M. Abelman (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.3              Employment Agreement between BMG North America and Larry C.
                  Cornwall (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.4 Shareholders Agreement among certain of the Shareholders of the Company and BMG-MI, Inc. (now known as Oxford Automotive, Inc.), dated October 23, 1995 (previously filed as Exhibit
                  10.6 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.5 Shareholders Agreement among certain of the Shareholders of the Company and the Company dated January 10, 1997 (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.6 Management and Consulting Agreement between the Company and The Oxford Investment Group, Inc., dated June 24, 1997 (previously filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

10.7 Amendment to Management Agreement, dated November 24, 1997 (previously filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference)

10.8 Purchase Agreement among the Registrant and the Initial Purchasers of the 10 1/8% Senior Subordinated Notes Due 2007, Series C, dated December 1, 1998 (previously filed as Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal Quarter ended December 31, 1998, and incorporated herein by reference)

10.9 Asset Use Agreement between Automotive Business Trust 1999-A and Oxford Automotriz de Mexico S.A. de C.V. dated March 31, 1999 (previously filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference)

10.10 Guaranty of the Company in favor of Automotive Business Trust 1999-A dated March 31, 1999 (previously filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference)

10.11 *Amendment to Employment and Noncompetition Agreement between Oxford Automotive, Inc. and Mr. Abelman dated as of July 1, 1999.

10.12 *Noncompetition and employment arrangement between Oxford Automotive, Inc. and Mr. Bukatko, effective February 1999.

12                *Statement regarding computation of ratios

21                *Subsidiaries of the Registrant

27                *Financial Data Schedule