Form 10-Q
period 2000-06-30
OXFORD AUTOMOTIVE INC
filed 2000-08-14
CIK 1040475

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from               to
                                    -------------   ---------------

     Commission file number 333-75849

                             OXFORD AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

          MICHIGAN                                               38-3262809
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)

1250 STEPHENSON HIGHWAY, TROY MICHIGAN                              48083
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

                 309,750 shares of the registrant's Common Stock
                      were outstanding as of July 31, 2000

                          PART I. FINANCIAL INFORMATION
                             OXFORD AUTOMOTIVE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Three Months           Three Months
                                                     Ended                  Ended
                                                   June 30,               June 30,
                                                     2000                   1999

Net sales                                                $206,158               $206,361
Cost of sales                                             182,070                185,032
                                              --------------------   --------------------
 Gross profit                                              24,088                 21,329
Selling, general and
 administrative expenses                                   12,440                 12,275
Gain on sale of equipment                                      (7)                  (505)
                                              --------------------   --------------------
Operating income                                           11,655                  9,559

Other income (expense):
 Interest expense, net                                     (8,230)                (7,115)
 Other income                                                 112                    315
                                              --------------------   --------------------

Income before income taxes                                  3,537                  2,759
Income tax provision                                       (1,482)                (1,337)
                                              --------------------   --------------------

Net income                                                  2,055                  1,422

Accrued dividends and accretion on
redeemable preferred stock                                    330                    330
                                              --------------------   --------------------

Net income applicable to
 common stock                                              $1,725                 $1,092
                                              ====================   ====================

Net income per share
 (basic and diluted)                                        $5.57                  $3.53
                                              ====================   ====================

Weighted average shares outstanding                       309,750                309,750
                                              ====================   ====================





                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             OXFORD AUTOMOTIVE, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              June 30,        March 31,
                                                2000            2000
                                            (unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $7,416         $17,643
 Trade receivables, net                           131,595         139,912
 Inventories                                       57,393          53,187
 Refundable income taxes                            2,911           2,027
 Reimbursable tooling                              25,338          25,038
 Deferred income taxes                              2,889           2,374
 Prepaid expenses and other
    current assets                                 39,603          38,228
                                            --------------  --------------

    Total Current Assets                          267,145         278,409

 Other noncurrent assets                           41,425          34,876
 Deferred income taxes                             33,638          34,278
 Property, plant and equipment, net               261,930         251,249
                                            --------------  --------------

    Total Assets                                 $604,138        $598,812
                                            ==============  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Trade accounts payable                          $149,602        $144,701
 Restructuring reserve                              5,142           4,089
 Accrued expenses and other current
   liabilities                                     52,792          59,529
 Current portion of borrowings                     11,190          11,055
                                            --------------  --------------

   Total Current Liabilities                      218,726         219,374

LONG TERM LIABILITIES
 Pension liability                                  9,576           9,601
 Post retirement medical benefits
  liability                                        47,919          46,953
 Deferred income taxes                              6,316           7,294
 Other noncurrent liabilities                       9,651           8,289
 Long-term borrowings-less current
   portion                                        266,524         262,621
                                            --------------  --------------
    Total Liabilities                             558,712         554,132


                             OXFORD AUTOMOTIVE, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 June 30,      March 31,
                                                   2000          2000
                                               (unaudited)

Redeemable Series A $3.00
 cumulative preferred stock,
 $100 stated value - 457,541
 shares authorized, 397,539 shares
 issued and outstanding at
 June 30, 2000 and
 March 31, 2000                                      40,777        40,451

SHAREHOLDERS' EQUITY
 Common stock                                         1,050         1,050
 Accumulated other
  comprehensive loss                                (10,995)       (9,690)
 Retained earnings                                   14,594        12,869
                                               -------------  ------------

                                                      4,649         4,229
                                               -------------  ------------
 Total Liabilities &
  Shareholders' Equity                             $604,138      $598,812
                                               =============  ============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             OXFORD AUTOMOTIVE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   For the Three      For the Three
                                                    Months Ended      Months Ended
                                                      June 30,          June 30,
                                                        2000              1999
                                                    (unaudited)        (unaudited)

OPERATING ACTIVITIES
Net income                                                  $2,055             $1,422

Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities

 Depreciation and amortization                                9,104              7,577
 Deferred income taxes                                         (782)            (1,064)
 Gain on sale of equipment                                       (7)              (496)
Changes in operating assets and
 liabilities affecting cash
 Trade receivables, net                                      22,055             12,733
 Inventories                                                 (2,659)              (324)
 Reimbursable tooling                                           363             (3,953)
 Prepaid expenses and other assets                           (1,039)              (533)
 Other noncurrent assets                                     (2,088)            (5,591)
 Accounts payable                                            (4,520)            (1,102)
 Restructuring reserve                                          209               (736)
 Accrued expenses and other liabilities                     (11,429)           (13,097)
 Accrued taxes refundable                                      (701)
 Other noncurrent liabilities                                 1,113              2,461
                                                  ----------------- ------------------

Net cash provided by (used in) operating
 activities                                                  11,674             (2,703)
                                                  ----------------- ------------------

INVESTING ACTIVITIES
Purchase of business, net of cash acquired                 (11,686)                59
Purchase of property, plant
 and equipment                                             (12,299)            (8,989)
Proceeds from sale of equipment                                 12                728
                                                  ----------------- ------------------

Net cash used in investing activities                      (23,973)            (8,202)
                                                  ----------------- ------------------

FINANCING ACTIVITIES
Net proceeds on borrowings                                   2,573             14,789
Debt financing costs                                          (378)
                                                  ----------------- ------------------

Net cash provided by financing activities                    2,195             14,789
                                                  ----------------- ------------------

                             OXFORD AUTOMOTIVE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          For the Three          For the Three
                                           Months Ended          Months Ended
                                             June 30,              June 30,
                                               2000                  1999
                                           (unaudited)            (unaudited)

Effect of exchange rate
 changes on cash                                       (123)                 (352)
                                       ---------------------  --------------------
Net (decrease) increase in cash
 and cash equivalents                               (10,227)                3,532
Cash and cash equivalents
 at beginning of period                              17,643                19,008
                                       ---------------------  --------------------

Cash and cash equivalents
 at end of period                                    $7,416               $22,540
                                       =====================  ====================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             Oxford Automotive, Inc.

                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Oxford Automotive, Inc. (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed financial statements should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended March 31, 2000.

Recently Issued Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB No. 133." Statement No. 137 defers the effective date of Statement No. 133 by one year to fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt Statement No. 133 beginning with the Fiscal Year ended March 31, 2001. Implementation of this Statement is not expected to have a material impact on the Company's results of operations.


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to the recognition, presentation, and disclosure of revenue in financial statements. The Company does not believe that the adoption of the SAB will have a material effect on the Company's financial position or its results of operations.

2. INVENTORIES (Dollars in thousands)


                                                                 June 30,                March 31,
                                                                   2000                    2000


     Raw materials                                                     $26,129                $24,870
     Finished goods and work-in-process                                 35,041                 32,607
                                                           --------------------     ------------------
                                                                        61,170                 57,477
     LIFO and other reserves                                            (3,777)                (4,290)
                                                           --------------------     ------------------
                                                                       $57,393                $53,187
                                                           ====================     ==================

The Company does not separately identify finished goods from work-in-process.


3. SENIOR SUBORDINATED NOTES

On April 1, 1998, the Company issued $35.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Series B Notes"). On December 8, 1998, the Company issued $40.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007, Series C (the "Series C Notes"). The Series B Notes and Series C Notes are substantially identical to and rank pari passu in right of payment with the $125.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007 issued by the Company on June 24, 1997 (the "Series A Notes"). The Series A Notes, the Series B Notes and the Series C Notes are collectively referred to as the "Notes". The Notes pay interest semi-annually on June 15 and December 15. The Notes provide for certain covenants, including limitations on: indebtedness, restricted payments, distributions, sale of assets, affiliate transactions and merger and acquisitions. The Company has optional redemption rights beginning June 15, 2002. The Notes are limited to $250.0 million aggregate principal amount.

On June 9, 1999, the Company completed an exchange offer for our outstanding Notes. Pursuant to the exchange offer, all of the Series C Notes and $159.6 million aggregate principal amount of the Series A and Series B Notes were exchanged for our registered 10 1/8% Senior Subordinated Notes due 2007, Series D, which are substantially identical to, and rank pari passu in right of payment with the Notes.

4.  ACQUISITION

On February 16, 2000, the Company acquired the automotive engineering, design and prototype service business of Farley Inc. (the "Technology Division"). The purchase price for the Technology Division was $6.3 million including closing costs, subject to a Closing Date working capital adjustment, if applicable. On the Closing Date, $5.1 million of the total purchase price was paid to Farley and $1.0 million was placed in escrow, pending any applicable purchase price adjustment or indemnification claim. The acquisition of the Technology Division was financed from the Company's available working capital. The Technology Division is a full service provider of early phase product design as well as a leader in large die prototyping and complex weld assemblies. The division also provides supplemental design and engineering services to the automotive OEMs and Tier 1 suppliers. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and the Technology Division's operating results have been included with those of the Company since the date of acquisition.

On April 3, 2000 (the "Closing Date"), pursuant to a Purchase and Sale Agreement, dated as of February 5, 2000 (the "Purchase Agreement"), among a wholly-owned indirect subsidiary of the Company (the "Purchaser") and Agostino Gessaroli, Irene Salezzi, Denis Gessaroli, Luana Gessaroli, Officine Meccaniche Gessaroli S.p.A., and Gess.cardi Gessaroli Agostino & C. S.a.s (collectively, "Sellers") the Purchaser acquired the Group Gessaroli business of Sellers (the "Gessaroli Group"). The purchase price was ITL 24.0 billion ($11.8 million US) plus up to ITL 5.3 billion ($2.7 million US) for the payment of income taxes and debt, subject to a Closing Date net asset adjustment, if applicable. On the Closing Date, ITL 21.6 billion ($10.7 million US) of the total purchase price was paid to Sellers and ITL 2.4 billion ($1.2 million US) was held back, pending any applicable purchase price adjustment or indemnification claim. The Gessaroli Group's integrated manufacturing operations cover all functions of design, engineering, die and mold construction, parts production and assembly for its metal formed components, modules and injection molded products. The Company intends to continue and expand the current operations of the Gessaroli Group.


5. SHAREHOLDERS' EQUITY  (In Thousands, Except Per Share Amounts)


                                                     Accumulated
                                                        Other
                                     Common         Comprehensive     Retained
                                     Stock              Income        Earnings          Total
                                 -----------------------------------------------------  --------------

Balances at March 31, 2000               $1,050        ($9,690)       $12,869           $4,229
Net income                                                              2,055            2,055
Foreign currency
  translation adjustments                               (1,305)                         (1,305)
Accrued dividends and
  accretion of redeemable
  preferred stock                                                        (330)            (330)
                                 -----------------------------------------------------  --------------


Balances at June 30, 2000                $1,050       ($10,995)       $14,594           $4,649
                                 =====================================================  ==============

6. COMPREHENSIVE INCOME

The Company's total comprehensive income was as follows:



                                                                     June 30,         June 30,
                                                                       2000             1999


       Net income                                                          $2,055           $1,422
                                                                  ---------------- ----------------

       Other comprehensive
        loss, net of tax:
       Foreign currency translation adjustment                             (1,305)            (235)
                                                                  ---------------- ----------------

       Other comprehensive loss                                            (1,305)            (235)
                                                                  ---------------- ----------------

       Total comprehensive income                                          $  750           $1,187
                                                                  ================ ================


7.       CONDENSED CONSOLIDATING INFORMATION

The Notes are guaranteed by certain of our wholly owned subsidiaries, including BMG Holdings Inc., Howell Industries, Inc., Lobdell Emery Corporation, Oxford Suspension, Inc., Oxford Suspension Ltd., and RPI Holdings, Inc. (the "Guarantor Subsidiaries"). As of June 30, 2000, the Notes were not guaranteed by certain of our other consolidated subsidiaries, including Oxford Automotive Europe, Oxford Automotriz de Mexico S.A. de C.V., Oxford Automotive France, Cofimeta S.A., Wackenhut and Gessaroli (the "Non-Guarantor Subsidiaries"). As of June 30, 1999, the Notes were not guaranteed by Oxford Automotriz de Mexico S.A. de C.V. , Oxford Automotive France, Cofimeta S.A. and Wackenhut. Wackenhut was acquired June 28,1999, therefore it is excluded from the statement of operations for the three month period ended June 30, 1999. Gessaroli was acquired April 3, 2000, therefore it is excluded from the reporting for the period ended March 31, 2000 and is included only for the post acquisition period for the three months ended June 30, 2000.

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                               Non-Guarantor    Guarantor    Eliminations/
                                     Parent     Subsidiaries  Subsidiaries     Adjustments   Consolidated
ASSETS
Current Assets
 Cash and cash
 equivalents                           $665           $5,934         $817  $                       $7,416
Trade receivables, net                9,616           47,500       74,479                         131,595
Inventories                                           25,936       31,457                          57,393
Refundable income taxes                 738               (5)       2,178                           2,911
Reimbursable tooling                 18,465            7,426         (553)                         25,338
Deferred income taxes                   400              596        1,893                           2,889
Prepaid expenses and
 other current asset                  4,116           30,927        4,560                          39,603
                                ------------ ---------------- ------------ ---------------  --------------
Total current assets                 34,000          118,314      114,831                         267,145

Other noncurrent assets              17,802            6,212       17,411                          41,425
Deferred income taxes                                 15,971       17,667                          33,638
Property, plant and
 equipment, net                       8,572           62,740      190,618                         261,930
Investment in
 subsidiaries                       106,564                        58,033        (164,597)
                                ------------ ---------------- ------------ ---------------  --------------
Total assets                       $166,938         $203,237     $398,560       ($164,597)       $604,138
                                ============ ================ ============ ===============  ==============

LIABILITIES AND
SHAREHOLDERS' EQUITY
 Current Liabilities
 Trade accounts payable             $49,579          $53,451      $46,572  $                     $149,602
 Intercompany accounts             (121,493)            (895)     122,388
 Restructuring reserve                                 4,525          617                           5,142
 Accrued expenses and
  other current
  liabilities                         1,817           36,313       14,662                          52,792
Current portion
 of borrowings                        3,875            7,262           53                          11,190
                                ------------ ---------------- ------------ ---------------  --------------
Total current liabilities           (66,222)         100,656      184,292                         218,726


                                  JUNE 30, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                  Non-Guarantor     Guarantor   Eliminations/
                                       Parent      Subsidiaries  Subsidiaries     Adjustments   Consolidated

Pension liability                         (31)            2,213         7,394                          9,576
Post retirement
 medical benefits liability                                            47,919                         47,919
Deferred income taxes                  (1,934)               22         8,228                          6,316
Other non current
 liabilities                                              6,035         3,616                          9,651
Long-term borrowings
 less current portion                 218,890            39,246         8,388                        266,524
                                     ---------     ------------     ---------     ----------     -----------
Total liabilities                     150,703           148,172       259,837                        558,712
Redeemable preferred stock                                             40,777                         40,777
Shareholder's equity
 Common stock                           1,050            45,994       103,459       (149,453)          1,050
 Accumulated other
 comprehensive loss                                      (7,358)       (3,637)                       (10,995)
 Retained earnings (deficit)           15,185            16,429        (1,876)       (15,144)         14,594
                                     ---------     ------------     ---------     ----------     -----------

Total shareholders' equity             16,235            55,065        97,946       (164,597)          4,649

Total liabilities and
shareholder's equity                 $166,938          $203,237      $398,560      ($164,597)       $604,138
                                     =========     ============     =========     ==========     ===========



                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                           Non-Guarantor        Guarantor     Eliminations/
                                                Parent      Subsidiaries     Subsidiaries       Adjustments      Consolidated
ASSETS
Current Assets
 Cash and cash
 equivalents                                    $8,563            $8,839             $241   $                         $17,643
Trade receivables, net                          12,372            41,952           85,588                             139,912
Inventories                                                       20,462           32,725                              53,187
Refundable income taxes                          3,515                             (1,488)                              2,027
Reimbursable tooling                            19,843             6,120             (925)                             25,038
Deferred income taxes                              388                              1,986                               2,374
Prepaid expenses and
 other current assets                            6,809            26,620            4,799                              38,228
                                        --------------- -----------------  ---------------  ----------------    --------------
Total current assets                            51,490           103,993          122,926                             278,409

Other noncurrent assets                         11,389               448           23,039                              34,876
Deferred taxes                                                    16,930           17,348                              34,278
Property, plant and
 equipment, net                                  8,536            51,857          190,856                             251,249
Investment in
 subsidiaries                                  104,719                             45,766          (150,485)
                                        --------------- -----------------  ---------------  ----------------    --------------
Total assets                                  $176,134          $173,228         $399,935         ($150,485)         $598,812
                                        =============== =================  ===============  ================    ==============

LIABILITIES AND
SHAREHOLDERS' EQUITY
 Current Liabilities
 Trade accounts payable                         $53,517           $40,822          $50,362   $                        $144,701
 Intercompany accounts                         (133,574)            1,485          132,089
 Restructuring reserve                                              3,335              754                               4,089
 Accrued expenses and
  other current
  liabilities                                    12,443            33,070           14,016                              59,529
Current portion
 of borrowings                                    4,500             6,423              132                              11,055
                                        --------------- -----------------  ---------------  ----------------    --------------
Total current liabilities                       (63,114)           85,135          197,353                             219,374


'

                                 MARCH 31, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                      Non-Guarantor    Guarantor      Eliminations/
                                           Parent     Subsidiaries    Subsidiaries      Adjustments     Consolidated

Pension liability                                            2,175            7,426                            9,601
Post retirement
 medical benefits liability                                                  46,953                           46,953
Deferred income taxes                        (1,997)                          9,291                            7,294
Other non current
 liabilities                                                 4,631            3,658                            8,289
Long-term borrowings
 less current portion                       226,734         35,690              197                          262,621
                                     ---------------  -------------  ---------------  --------------  ---------------
Total liabilities                           161,623        127,631          264,878                          554,132
Redeemable preferred
 stock                                                                       40,451                           40,451
Shareholder's equity
 Common stock                                 1,050         39,882           97,349        (137,231)           1,050
 Accumulated other
 comprehensive
 loss                                                       (6,914)          (2,776)                          (9,690)
 Retained earnings (defict)                  13,461         12,629               33         (13,254)          12,869
                                     ---------------  -------------  ---------------  --------------  ---------------

Total shareholders' equity                   14,511         45,597           94,606        (150,485)           4,229

Total liabilities and
shareholder's equity                       $176,134       $173,228         $399,935       ($150,485)        $598,812
                                     ===============  =============  ===============  ==============  ===============


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                 Non-Guarantor       Guarantor     Eliminations /
                                     Parent       Subsidiaries      Subsidiaries     Adjustments     Consolidated


Net sales                                                $73,728         $132,430  $                       $206,158
Cost of sales                                             62,603          119,467                           182,070
                               ---------------- -----------------  --------------- ---------------- ----------------
 Gross profit                                             11,125           12,963                            24,088
Selling, general and
 administrative
 expenses                              (1,217)             3,735            9,922                            12,440
Gain on sale of equipment                                                      (7)                               (7)
                               ---------------- -----------------  --------------- ---------------- ----------------
Operating income                        1,217              7,390            3,048                            11,655
 Interest expense, net                 (1,308)            (1,432)          (5,490)                           (8,230)
 Other income                              85                 13               14                               112
                               ---------------- -----------------  --------------- ---------------- ----------------
 Income (loss) before
  income taxes                             (6)             5,971           (2,428)                            3,537
Income tax (provision)
 benefit                                 (152)            (2,170)             840                            (1,482)
                               ---------------- -----------------  --------------- ---------------- ----------------
Income (loss) before
 equity in income of
 consolidated
 subsidiaries                            (158)             3,801           (1,588)                            2,055

Equity in income of
 consolidated
 subsidiaries                           2,213                                               (2,213)
                                ---------------- -----------------  --------------- ---------------- ----------------

Net income (loss)                      $2,055             $3,801          ($1,588)         ($2,213)          $2,055
                                ================ ================= ================ ================ ================


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                           Non-Guarantor   Guarantor      Eliminations/
                               Parent       Subsidiaries   Subsidiaries   Adjustments     Consolidated


Net sales                  $               $   54,489     $ 151,872       $                $206,361
Cost of sales                                  47,776       137,256                         185,032
                           --------------  -------------- --------------  --------------  --------------
 Gross profit                                   6,713        14,616                          21,329

Selling, general and
 administrative
 expenses                      (819)            3,926        9,168                          12,275
 Gain on sale of
  equipment                                      (505)                                        (505)
                           --------------  -------------- --------------  --------------  --------------
Operating income                819             3,292        5,448                           9,559
 Interest expense, net       (1,277)           (1,093)      (4,745)                         (7,115)
 Other income                                      28          287                             315
                           --------------  -------------- --------------  --------------  --------------
 Income before
 income taxes                  (458)            2,227          990                           2,759
Income taxes                    125              (906)        (556)                         (1,337)
                           --------------  -------------- --------------  --------------  --------------
Income before equity
 in income of
 consolidated
 subsidiaries                  (333)            1,321          434                           1,422

Equity in income of
 consolidated
 subsidiaries                 1,755                                        (1,755)
                           --------------  -------------- --------------  --------------  --------------
Net income                 $  1,422        $    1,321     $   434         ($1,755)          $ 1,422
                           ==============  ============== ==============  ==============  ===============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                             Non-Guarantor       Guarantor
                                                Parent       Subsidiaries       Subsidiaries      Consolidated

Net cash provided by
 (used in)
 operating activities                              $7,437             $4,724             ($487)          $11,674
                                             ------------- ------------------ ----------------- -----------------
INVESTING ACTIVITIES
Purchase of businesses,
 net of cash acquired                              (6,111)            (5,575)                            (11,686)
Purchase of property,
 plant and equipment                                 (379)            (4,652)           (7,268)          (12,299)
Proceeds from sale
 of equipment                                                                               12                12
                                             ------------- ------------------ ----------------- -----------------
Net cash used in
 investing activities                              (6,490)           (10,227)           (7,256)          (23,973)
                                             ------------- ------------------ ----------------- -----------------
FINANCING ACTIVITIES
Net proceeds (payments)
 on borrowings                                     (8,469)             2,729             8,313             2,573
Debt financing costs                                 (378)                                                  (378)
                                             ------------- ------------------ ----------------- -----------------
Net cash provided by
 (used in)
financing activities                               (8,847)             2,729             8,313             2,195
                                             ------------- ------------------ ----------------- -----------------
Effect of foreign
  currency rate
  fluctuation on cash                                                   (125)                2              (123)
                                             ------------- ------------------ ----------------- -----------------
Net increase (decrease)
 in cash and cash equivalents                      (7,900)            (2,899)              572           (10,227)
Cash and cash equivalents at beginning
 of period                                          8,565              8,837               241            17,643
                                             ------------- ------------------ ----------------- -----------------
Cash and cash equivalents at end of period           $665             $5,938              $813            $7,416
                                             ============= ================== ================= =================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                  Non-Guarantor           Guarantor
                                                  Parent          Subsidiaries          Subsidiaries         Consolidated

Net cash provided by
 (used in)
 operating activities                                    $194               $5,621               ($8,518)             ($2,703)
                                              ---------------- --------------------  -------------------- --------------------
INVESTING ACTIVITIES
Purchase of businesses,
 net of cash acquired
Purchase of property,                                                           59                                         59
 plant and equipment                                   (2,805)                 279                (6,463)              (8,989)
Proceeds from sale of equipment                                                                      728                  728
                                              ---------------- --------------------  -------------------- --------------------
Net cash provided by (used in)
 investing activities                                  (2,805)                 338                (5,735)              (8,202)
                                              ---------------- --------------------  -------------------- --------------------
FINANCING ACTIVITIES
 Net proceeds (payments) on borrowings                    (94)                 620                14,263               14,789
                                              ---------------- --------------------  -------------------- --------------------
Net cash provided by (used in)
 financing activities                                     (94)                 620                14,263               14,789
                                              ---------------- --------------------  -------------------- --------------------
Effect of foreign
 currency rate
fluctuation on cash                                                           (353)                    1                 (352)
                                              ---------------- --------------------  -------------------- --------------------
Net increase (decrease)
 in cash and cash equivalents                          (2,705)               6,226                    11                3,532
Cash and cash equivalents at beginning
 of period                                              9,741                9,158                   109               19,008
                                              ---------------- --------------------  -------------------- --------------------
Cash and cash equivalents at end of period             $7,036              $15,384                  $120              $22,540
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


                                                                        THREE MONTHS ENDED
                                                                              JUNE 30
                                                                    -------------------------
                                                                    2000            1999
       Net sales
         United States                                           $     81,337     $   103,514
         Canada                                                        51,093          48,358
         Mexico                                                         6,248           4,079
         France                                                        45,688          50,410
         Other Europe                                                  21,792
                                                                 ------------     -----------

                                                                 $    206,158     $   206,361
                                                                 ============     ===========





                                                                      June 30,      March 31,
                                                                         2000          2000
                                                                 ------------     -----------
                                                                   (unaudited)
       Identifiable assets
         United States                                           $    260,648     $   284,085
         Canada                                                       119,254         123,815
         Mexico                                                        34,602          27,265
         France                                                       110,960         121,219
         Other Europe                                                  78,674          42,428
                                                                 ------------     -----------
                                                                 $    604,138     $   598,812
                                                                 ============     ===========

10. SUBSEQUENT EVENTS

On August 1, 2000, the Company entered into an amended and restated credit agreement with Citicorp USA, Inc. as Administrative Agent and Collateral Agent, Comerica Bank as Syndication Agent, Credit Suisse First Boston as Documentation Agent and Salomon Smith Barney, Inc. as Arranger and Book Manager, providing for a $50.0 million term loan and a $125.0 million revolving credit facility for working capital and other general corporate purposes. The Credit Agreement expires on July 31, 2004.

     On August 2, 2000 (the "Closing Date") pursuant to a share purchase and sales agreement, dated August 2, 2000, (the "Purchase Agreement"), among Oxford Automotive Mecanismes et Decoupage Fin II SAS, a wholly-owned indirect subsidiary of the Company and Aries Industries, S.A. (the "Seller") the Company acquired all of the issued and outstanding shares of Aries Industries Mecanismes et Decoupage Fin S.A. ("AIMDF") from the Seller. The purchase price was FF 430 million, subject to possible downward adjustments for minimum net assets as of the Closing Date and minimum EBITDA for twelve months after the Closing Date.
On the Closing Date, FF 350 million less approximately FF 60 million in financial indebtedness assumed or approximately FF 290 million was paid to the seller. The remaining purchase price of FF 80 million, subject to any applicable purchase price adjustment or indemnification claim, is payable in two equal installments on the second and third anniversaries of the Closing Date, subject to the possible early payment of up to 10 million of the deferred payments if certain conditions relating to the minimum EBITDA adjustment are met. For the year ended December 31, 1999, AIMDF had net sales of approximately US $160 million. The consideration provided for in the Purchase Agreement for the shares of AIMDF was determined by the Company after a complete review of the business and negotiations between representatives of the Company and the Seller. The acquisition of AIMDF was financed from the Company's available European working capital and approximately US $10 million from its senior credit facility with Citicorp USA Inc. as Administrative Agent and Collateral Agent. AIMDF's integrated manufacturing operations cover all functions of design, engineering, parts production and assembly of door, hood and decklid hinges, latches, sliding door mechanisms, paring brakes, jacks, fine blanking, hot rolled profiles and other metal formed components. The Company intends to continue and expand the current operations of AIMDF.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        Three months ended June 30, 2000
               As compared to the three months ended June 30, 1999

Results of Operations

The three months ended June 30, 2000 statement of operations for Oxford Automotive, Inc. (the "Company") include the results of operations for substantially all subsidiaries, including the following principal operating subsidiaries, BMG North America Limited, Lobdell Emery Corporation ("Lobdell"), Howell Industries, Inc. ("Howell"), RPI Holdings, Inc. ("RPIH"), and Oxford Suspension, Inc. and Oxford Suspension Ltd. (collectively the "Suspension Division"), Cofimeta S.A. ("Cofimeta"), Wackenhut GmbH ("Wackenhut"), the automotive, design and prototype service business of Farley, Inc. ("Technology Division") and the Gessaroli Group. Lobdell was acquired on January 10, 1997, Howell was acquired August 13, 1997, RPIH was acquired on November 25, 1997, the Suspension Division was acquired on April 1, 1998, Cofimeta was acquired on February 5, 1999, Wackenhut GmbH was acquired on June 28, 1999, the Gessaroli Group was acquired on April 3, 2000 and the Technology Division was acquired on February 16, 2000. Each was accounted for using the purchase method of accounting. Based on the above, the three month statement of operations for the period ended June 30, 1999 does not include the operating results of Wackenhut, the Technology Division or the Gessaroli Group.

The following table sets forth, for the periods indicated, certain accounts from the Company's statements of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

(Dollars in millions)

                                                             Three Months                    Three Months
                                                                 Ended                           Ended
                                                             June 30, 2000                   June 30, 1999

                 Net sales                                $206.2           100.0%        $206.4           100.0%
                 Gross profit                               24.1            11.7%          21.3            10.3%
                 Selling, general &
                 administrative                             12.4             6.0%          12.3             6.0%
                 Operating income                           11.7             5.7%           9.6             4.7%
                 Net interest expense                        8.2             4.0%           7.1             3.4%
                 Net income                                  2.1             1.0%           1.4             0.7%
                 Memo: EBITDA                               20.8            10.1%          17.5             8.5%



NET SALES -- Net sales for the three months ended June 30, 2000 were $206.2 million. This represents a decrease of $0.2 million as compared to net sales for the three months ended June 30, 1999 of $206.4 million. Excluding the impact of acquisitions made since the prior year ($25.9 million), the overall decrease is the result of the year over year impact of foreign exchange and the balance out of certain General Motors' light truck and SUV platforms. The decrease was partially offset by the launch of components for the Pontiac Aztek (General Motors hybrid vehicle), the Saturn LS and Chrysler AN/DN, as well as increased content on the PSA Saxo 106.

GROSS PROFIT -- For the three months ended June 30, 2000, gross profit increased to $24.1 million or 11.7% of net sales as compared to $21.3 million or 10.3% of net sales for the same period in the prior year. The gross profit and gross margin increases are related to the successful launches of the Pontiac Aztek and the Saturn LS, fixed cost reductions achieved as a result of plant rationalization, and gross profit related to acquisitions. These increases also reflect improvements in quick die change and press utilization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- For the three months ended June 30, 2000, SG&A expenses increased to $12.4 million or 6.0% of net sales as compared to $12.3 million or 6.0% of net sales for the same period in the prior year. For the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999, the level of spending remained constant, although the Company continued to support an increased level of ongoing and new customer program launches. This was achieved as a result of the continued effort to maximize global synergies (technical centers in the United States and Europe) in the areas of program and tool management, product innovation and commercial support. The three months ended June 30, 2000 also included spending as a result of the acquisitions made since the prior year.

OPERATING INCOME -- For the three months ended June 30, 2000, operating income increased to $11.7 million or 5.7% of net sales as compared to $9.6 million or 4.7% of net sales for the same period in the prior year. The increase is a result of operating income related to gross margin improvements, controlled SG&A spending as well as acquisitions made during the period, as explained above.

INTEREST EXPENSE -- For the three months ended June 30, 2000, net interest expense was $8.2 million, an increase of $1.1 million, as compared to $7.1 million for the same period last year. The increase can be attributed to acquisitions during the period, the interim financing of customer tooling and higher incremental borrowing rates on variable rate debt.

NET INCOME - For the three months ended June 30, 2000, the Company reported net income of $2.1 million, an increase of $0.7 million as compared to net income of $1.4 million for the same period in the prior year. The increase in earnings was the result of overall operational performance and net income generated by acquisitions.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net income adjusted for non-cash charges (depreciation and amortization and deferred taxes) generated approximately $10.4 million of cash for the three months ended June 30, 2000. A net change in working capital items generated $14.9 million of cash during the period. The increase in cash was offset by a decrease in accrued expenses and other noncurrent liabilities of $10.3 million and in increase in prepaid and other assets of $3.3 million. During the period, the Company used approximately $24.0 million for investing activities, including the acquisition of the Gessaroli Group ($11.7 million) and capital expenditures of approximately $12.3 million.

At June 30, 2000, the Company had approximately $113.1 million available under our credit facility with Bank One, Michigan on behalf of itself and as agent for a syndicate of other lenders. At June 30, 2000, the Company had $28.5 million outstanding under the line of credit and $3.4 million in outstanding letters of credit to support workers' compensation commitments. The balance outstanding under the working capital revolver includes the prepayment of the outstanding balance of the term loan of $27.4 million. This payment was made in contemplation of the recent amendment described below.

On August 1, 2000, in conjunction with the AIMDF acquisition, the Company entered into an amended and restated credit agreement with Citicorp USA, Inc. as Administrative Agent and Collateral Agent, providing for a $50.0 million term loan and a $125.0 million revolving credit facility (the "Senior Credit Facility"). The use of the proceeds was to consummate the acquisition of AIMDF and for general corporate purposes which may include acquisitions. The obligations under the Senior Credit Facility are secured by substantially all of the Company's assets and the assets of certain of the Company's subsidiaries. The Senior Credit Facility contains certain customary covenants, including reporting and other affirmative covenants, financial covenants, and negative covenants, as well as customary events of default, including non-payment of principal, violation of covenants, and cross-defaults to certain other indebtedness, including the indebtedness evidenced by the notes described below.

The Company believes the application of the proceeds from its 10 1/8% Senior Subordinated Notes due 2007 has enhanced its ability to meet its growth and business objectives. However, interest payments on the notes represent a significant liquidity requirement for the Company. The Company is required to make scheduled semi-annual interest payments on the notes of approximately $10.1 million on June 15 and December 15 each year until their maturity on June 15, 2007 or until the notes are redeemed.

Capital expenditures were $12.3 million, or 6.0% of net sales for the three months ended June 30, 2000 as compared to $9.0 million, or 4.4% of net sales for the three months ended June 30, 1999. The increase of $3.3 million was due primarily to acquisitions and included spending to support customer programs and for cost reduction and productivity improvement projects. Other capital expenditures included health and safety items, and computer and network upgrades.

For fiscal 2001, the Company's capital expenditures are expected to be $54.3 million, consisting of $37.7 million to support new business and increase capacity, $7.5 million for maintenance, rebuilds and improvements and $9.1 million in other expenditures, including health, safety and environmental.

The Company believes that cash generated from operations, together with amounts available under the Senior Credit Facility will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance its 10 1/8% Senior Subordinated Notes due 2007 and to extend or refinance its other indebtedness will be subject to future economic conditions and to financial, business and other factors that are beyond the Company's control.




QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risk associated with fluctuations in foreign exchange rates and interest rates. The Company conservatively manages these risks through the use of derivative financial instruments in accordance with management's guidelines.

The Company enters into all hedging transactions for periods consistent with the underlying exposures. The Company does not enter into derivative instruments for trading purposes.

Foreign Exchange. The Company enters into foreign currency forward contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments. These commitments are generally for terms of less than one year. The foreign currency contracts are executed with banks that the Company believes are creditworthy and are denominated in currencies of major industrialized countries. The gains and losses relating to the foreign currency forward and option contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. The Company believes that any gain or loss incurred on foreign currency forward contracts is offset by the direct effects of currency movements on the underlying transactions.

The Company has performed a quantitative analysis of our overall currency rate exposure at June 30, 2000. Based on this analysis, a 10% change in currency rates would not have a material effect on the Company's earnings.

Interest Rates. The Company generally manages risk associated with interest rate movements through the use of or combination of variable and fixed rate debt. The Company's exposure as a result of variable interest rates relates primarily to outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates.

The Company has performed a quantitative analysis of its overall interest rate exposure at June 30, 2000. Based on this analysis, a 10% change in the average cost of the Company's variable rate debt would not have a material effect on its earnings.



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

    (b) (i) Report on Form 8-K, dated April 3, 2000, was filed by the Company on April 18, 2000; such report contained information under Item 2 with respect to the acquisition of the Gessaroli Group.

          (ii) A report on Form 8K/A, dated February 16, 2000 was filed by the Company on May 2, 2000; such report contained information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) with respect to the acquisition of the Technology Division and included the required financial statements of the Technology Division as well as the required pro forma financial information relating to the Technology Division.

          (iii) A report on Form 8K/A, dated April 3, 2000 was filed by the Company on June 20, 2000; such report contained information under Item 7 relating to the absence of a requirement to file Financial Statements and Pro Forma Financial Information with respect to the acquisition of the Gessaroli Group.

        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000                      OXFORD AUTOMOTIVE, INC.

                                            By:  /s/ AURELIAN BUKATKO

                                                 Aurelian Bukatko
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Accounting and
                                                 Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO                        DESCRIPTION


   4.1 Third Amended and Restated Credit Agreement, dated as of July 31, 2000, among Oxford Automotive, Inc., the Borrowing Subsidiaries and the Lenders identified therein and Citicorp USA, Inc. as Administrative Agent and Collateral Agent.

   4.2 Amended and Restated Pledge and Security Agreement, dated as of August 1, 2000 in favor of Citicorp USA, Inc. as Collateral Agent.

   4.3 Amended and Restated Guaranty, dated as of August 1, 2000, in favor of Citicorp USA, Inc. as Administrative Agent and Collateral Agent.


   27          Financial Data Schedule