Form 10-Q
period 2000-09-30
OXFORD AUTOMOTIVE INC
filed 2000-11-14
CIK 1040475

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

   For the transition period from _______________ to ______________

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

                 309,750 shares of the registrant's Common Stock
                     were outstanding as of October 31, 2000

                          PART I. FINANCIAL INFORMATION
                             Oxford Automotive, Inc.
                 Unaudited Consolidated Statements of Operations
                (Dollars in Thousands, Except per Share Amounts)


                                                     Three Months          Three Months          Six Months            Six Months
                                                         Ended                 Ended                Ended                 Ended
                                                     September 30,         September 30,        September 30,         September 30,
                                                         2000                  1999                 2000                  1999


Net sales                                              $198,236              $201,086             $404,394              $407,447
Cost of sales                                           177,384               177,349              359,455               362,381
                                                       --------              --------             --------              --------
  Gross profit                                           20,852                23,737               44,939                45,066
Selling, general and
  administrative expenses                                13,619                11,104               26,059                23,378
Loss (gain) on sale of equipment                           (782)                  208                 (789)                 (297)
                                                       --------              --------             --------              --------
Operating income                                          8,015                12,425               19,669                21,985

Other income (expense):
    Interest expense, net                                (9,419)               (8,126)             (17,649)              (15,241)
    Other                                                   (50)                 (183)                  62                   132
                                                       --------              --------             --------              --------
Income (loss) before income taxes                        (1,454)                4,116                2,082                 6,876
Income tax (provision) benefit                              624                (1,843)                (858)               (3,181)
                                                       --------              --------             --------              --------

Net income (loss)                                          (830)                2,273                1,224                 3,695

Accrued dividends and accretion on
  redeemable preferred stock                                330                   330                  660                   660
                                                       --------              --------             --------              --------

Net income (loss)  applicable to
  common stock                                          ($1,160)             $  1,943             $    564              $  3,035
                                                       ========              ========             ========              ========

Net income (loss) per share
 (basic and diluted)                                     ($3.74)                $6.27                $1.82                 $9.80
                                                       ========              ========             ========              ========

Weighted average shares outstanding                     309,750               309,750              309,750               309,750
                                                       ========              ========             ========              ========




          See accompanying Notes to Consolidated Financial Statements.

                             Oxford Automotive, Inc.
                           Consolidated Balance Sheets
                (Dollars in Thousands, Except Per Share Amounts)



                                                                     September 30,            March 31,
                                                                          2000                  2000
                                                                     (unaudited)
Assets

Current assets
  Cash and cash equivalents                                            $  6,304               $ 17,643
  Trade receivables, net                                                161,986                139,912
  Inventories                                                            68,310                 53,187
  Refundable income taxes                                                 4,304                  2,027
  Reimbursable tooling                                                   44,349                 25,038
  Deferred income taxes                                                   2,546                  2,374
  Prepaid expenses and other current assets                              37,416                 38,228
                                                                       --------               --------

     Total current assets                                               325,215                278,409

Other noncurrent assets                                                  61,593                 34,876
Deferred income taxes                                                    43,225                 34,278
Property, plant and equipment, net                                      303,071                251,249
                                                                       --------               --------

     Total assets                                                      $733,104               $598,812
                                                                       ========               ========

Liabilities and Shareholders' Equity (Deficit)

Current liabilities
  Trade accounts payable                                               $165,884               $144,701
  Restructuring reserve                                                  10,835                  4,089
  Accrued expenses and other current liabilities                         73,666                 59,529
  Current portion of borrowings                                          15,329                 11,055
                                                                       --------               --------

     Total current liabilities                                          265,714                219,374

Pension liability                                                         9,367                  9,601
Post retirement medical benefits liability                               47,302                 46,953
Deferred income taxes                                                     5,955                  7,294
Other noncurrent liabilities                                             24,033                  8,289
Long-term borrowings - less current portion                             342,000                262,621
                                                                       --------               --------

Total liabilities                                                       694,371                554,132


                             Oxford Automotive, Inc.
                     Consolidated Balance Sheets (continued)
                (Dollars in Thousands, Except Per Share Amounts)


                                                                  September 30,            March 31,
                                                                       2000                  2000
                                                                   (unaudited)
Redeemable Series A $3.00
  cumulative preferred stock,
  $100 stated value - 457,541
  shares authorized, 397,539 shares
  issued and outstanding at
  September 30, 2000 and
  March 31, 2000                                                       40,510                 40,451
                                                                     --------               --------

Shareholders' equity (deficit)
  Common stock                                                          1,050                  1,050
  Accumulated other comprehensive loss                                (16,260)                (9,690)
  Retained earnings                                                    13,433                 12,869
                                                                     --------               --------

    Total shareholders' equity (deficit)                               (1,777)                 4,229
                                                                     --------               --------

    Total liabilities and shareholders' equity (deficit)             $733,104               $598,812
                                                                     ========               ========




          See accompanying Notes to Consolidated Financial Statements.

                             Oxford Automotive, Inc.
                      Consolidated Statements of Cash Flows
                (Dollars in Thousands, Except Per Share Amounts)


                                                                                  For the Six              For the Six
                                                                                 Months Ended             Months Ended
                                                                                 September 30,            September 30,
                                                                                     2000                     1999
                                                                                  (unaudited)              (unaudited)

OPERATING ACTIVITIES
Net income                                                                          $  1,224                 $  3,695

Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities

  Depreciation and amortization                                                       18,980                   15,784
  Deferred income taxes                                                                  676                     (553)
  Gain on sale of equipment                                                             (789)                    (297)
Changes in operating assets and
  liabilities affecting cash
  Accounts receivable, trade                                                          34,128                   21,608
  Inventories                                                                         (3,010)                    (200)
  Reimbursable tooling                                                               (19,814)                  (4,680)
  Prepaid expenses and other assets                                                   (7,489)                  (8,793)
  Accounts payable                                                                   (28,462)                   4,369
  Restructuring reserve                                                               (1,865)                  (3,602)
  Accrued expenses and other liabilities                                             (25,286)                  (7,794)
  Income taxes payable/refundable                                                     (2,277)
  Other noncurrent liabilities                                                        14,809                    3,073
                                                                                    --------                 --------

Net cash provided by (used in) operating
  activities                                                                         (19,175)                  22,610
                                                                                    --------                 --------

INVESTING ACTIVITIES
Purchase of business, net of cash acquired                                           (29,241)                      59
Purchase of property, plant
  and equipment                                                                      (35,910)                 (19,770)
Proceeds from sale of equipment                                                          676                    3,743
                                                                                    --------                 --------

Net cash used in investing activities                                                (64,475)                 (15,968)
                                                                                    --------                 --------

FINANCING ACTIVITIES
Net proceeds (payments) on borrowings                                                 74,645                      (50)
Debt financing costs                                                                  (1,622)
Payment of preferred dividends                                                          (596)                    (596)
                                                                                    --------                 --------

Net cash provided by (used in) financing activities                                   72,427                     (646)
                                                                                    --------                 --------


                             Oxford Automotive, Inc.
                Consolidated Statements of Cash Flows (continued)
                (Dollars in Thousands, Except Per Share Amounts)


                                                                                  For the Six              For the Six
                                                                                  Months Ended             Months Ended
                                                                                 September 30,            September 30,
                                                                                      2000                     1999
                                                                                  (unaudited)              (unaudited)
Effect of exchange rate
  changes on cash                                                                     (1,134)                     (72)
                                                                                    --------                  -------
Net increase (decrease) in cash
  and cash equivalents                                                               (12,357)                   5,924
Cash and cash equivalents
  at beginning of period                                                              18,661                   19,008
                                                                                    --------                  -------

Cash and cash equivalents
  at end of period                                                                  $  6,304                  $24,932
                                                                                    ========                  =======





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

Recently Issued Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB No. 133." Statement No. 137 defers the effective date of Statement No. 133 by one year to all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt Statement No. 133 beginning with the Fiscal Year ended March 31, 2002. Implementation of this Statement is not expected to have a material impact on the Company's results of operations.

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

2. SIGNIFICANT ACCOUNTING POLICIES

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

Reimbursable tooling

Reimbursable tooling represents net costs incurred on tooling projects for which the Company expects to be reimbursed by customers. Ongoing estimates of total costs to be incurred on each tooling project are made by management. Losses, if any, are recorded when known and in cases where billings exceed costs incurred, the related tooling gain is recognized on a percentage of completion basis.

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

Foreign currency translation

The foreign currency financial statements, where the local currency is the functional currency, are translated using exchange rates in effect at period end for assets and liabilities and at weighted average exchange rates during the period for operating statement accounts. The resulting foreign currency translation adjustments are recorded as a separate component of shareholders' equity. Exchange gains and losses resulting from foreign currency transactions are included in operating results during the period in which they occur.

3. INVENTORIES (Dollars in thousands)

                                                                     September 30,             March 31,
                                                                         2000                    2000

Raw materials                                                          $29,205                $24,870
Finished goods and work-in-process                                      44,635                 32,607
                                                                       -------                -------
                                                                        73,840                 57,477
LIFO and other reserves                                                 (5,530)                (4,290)
                                                                       -------                -------

                                                                       $68,310                $53,187
                                                                       =======                =======



The Company does not separately identify finished goods from work-in-process.

4. SENIOR SUBORDINATED NOTES

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

5.  ACQUISITIONS

On February 16, 2000 (the "closing date"), the Company acquired the automotive engineering, design and prototype service business of Farley Inc. (the "Technology Division"). The purchase price for the Technology Division was $6.3 million including closing costs, subject to a Closing Date working capital adjustment, if applicable. On the Closing Date, $5.1 million of the total purchase price was paid to Farley and $1.0 million was placed in escrow, pending any applicable purchase price adjustment or indemnification claim. The acquisition of the Technology Division was financed from the Company's available working capital. The Technology Division is a full service provider of early phase product design as well as a leader in large die prototyping and complex weld assemblies. The division also provides supplemental design and engineering services to the automotive OEMs and Tier 1 suppliers. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and the Technology Division's operating results have been included with those of the Company since the date of acquisition.

On April 3, 2000 (the "Gessaroli Closing Date"), pursuant to a Purchase and Sale Agreement, dated as of February 5, 2000, among a wholly-owned indirect subsidiary of the Company (the "Purchaser") and Agostino Gessaroli, Irene Salezzi, Denis Gessaroli, Luana Gessaroli, Officine Meccaniche Gessaroli S.p.A., and Gess.cardi Gessaroli Agostino & C. S.a.s (collectively, "Sellers") the Purchaser acquired the Group Gessaroli business of Sellers (the "Gessaroli Group"). The purchase price was ITL 24.0 billion ($11.8 million US) plus up to ITL 5.3 billion ($2.7 million US) for the payment of income taxes and debt, subject to a Gessaroli Closing Date net asset adjustment, if applicable. On the Gessaroli Closing Date, ITL 21.6 billion ($10.7 million US) of the total purchase price was paid to Sellers and ITL 2.4 billion ($1.2 million US) was held back, pending any applicable purchase price adjustment or indemnification claim. The Gessaroli Group's integrated manufacturing operations cover all functions of design, engineering, die and mold construction, parts production and assembly for its metal formed components, modules and injection molded products. The Company intends to continue and expand the current operations of the Gessaroli Group.

On August 2, 2000 (the "Closing Date"), pursuant to a share purchase and sales agreement, dated August 2, 2000, among Oxford Automotive Mecanismes et Decoupage Fin II SAS, a wholly-owned indirect subsidiary of the Company and Aries Industries, S.A. (the "Seller") the Company acquired all of the issued and outstanding shares of Aries Industries Mecanismes et Decoupage Fin S.A. ("AIMDF") from the Seller. The purchase price was FF 430 million, subject to possible downward adjustments for minimum net assets as of the Closing Date and minimum EBITDA for the twelve months after the Closing Date. On the Closing Date, FF 350 million less approximately FF 60 million in financial indebtedness assumed or approximately FF 290 million was paid to the Seller. The remaining purchase price of FF 80 million, subject to any applicable purchase price adjustment or indemnification claim, is payable in two equal installments on the second and third anniversaries of the Closing Date, subject to the possible early payment of up to FF 10 million of the deferred payments if certain conditions relating to the minimum EBITDA adjustment are met. For the year ended December 31, 1999, AIMDF had net sales of approximately US$160 million. AIMDF's integrated manufacturing operations cover all functions of design, engineering, parts production and assembly of door, hood and decklid hinges, latches, sliding door mechanisms, parking brakes, jacks, fine blanking, hot rolled profiles and other metal formed components. The Company intends to continue and expand the current operations of AIMDF.

6.  SHAREHOLDERS' EQUITY  (In Thousands, Except Per Share Amounts)


                                                                Accumulated
                                                                   Other
                                                  Common       Comprehensive     Retained
                                                  Stock           Income         Earnings        Total
                                          -----------------------------------------------     -----------


Balances at March 31, 2000                        $1,050           ($9,690)      $12,869          $4,229
Net income                                                                         1,224           1,224
Foreign currency
  translation adjustments                                           (6,570)                       (6,570)
Accrued dividends and
  accretion of redeemable
  preferred stock                                                                   (660)           (660)
                                          ----------------------------------------------      -----------


Balances at September 30, 2000                    $1,050          ($16,260)      $13,433         ($1,777)
                                          ==============================================      ===========



7. COMPREHENSIVE INCOME

The Company's total comprehensive income was as follows:


                                                         Three Months       Three Months        Six Months          Six Months
                                                            Ended              Ended              Ended               Ended
                                                        September 30,      September 30,      September 30,       September 30,
                                                             2000               1999               2000                1999
                                                           --------           --------           --------             -------
Net income (loss)                                            ($830)           $ 2,273            $ 1,224              $3,695
                                                           -------            -------            -------              ------

Other comprehensive income
  (loss), net of tax:
Foreign currency translation adjustment                     (5,265)            (1,240)            (6,570)              1,005
                                                           -------            -------            -------              ------
Other comprehensive
  income (loss)                                             (5,265)            (1,240)            (6,570)              1,005
                                                           -------            -------            -------              ------

Total comprehensive income (loss)                          ($6,095)           $ 1,033            ($5,346)             $4,700
                                                           =======            =======            =======              ======


8.   CONDENSED CONSOLIDATING INFORMATION

The Notes are guaranteed by certain of our wholly-owned domestic subsidiaries, including BMG Holdings Inc., Howell Industries, Inc., Lobdell Emery Corporation, Oxford Suspension, Inc., Oxford Suspension Ltd., and RPI Holdings, Inc. (the "Guarantor Subsidiaries"). As of September 30, 2000, the Notes were not guaranteed by our foreign consolidated subsidiaries, including Oxford Automotive Europe, Oxford Automotriz de Mexico S.A. de C.V., Oxford Automotive France, Cofimeta S.A., Wackenhut, Gessaroli Group and AIMDF (the "Non-Guarantor Subsidiaries"). As of September 30, 1999, the Notes were not guaranteed by Oxford Automotive Europe, Oxford Automotriz de Mexico S.A. de C.V., Oxford Automotive France, Cofimeta S.A., and Wackenhut. Wackenhut was acquired June 28, 1999, therefore it is included only for the post acquisition period for the six months ended September 30, 1999. Gessaroli Group was acquired April 3, 2000, therefore it is excluded from the reporting for the period ended March 31, 2000 and is included only for the post acquisition period for the three and six month periods ended September 30, 2000. AIMDF was acquired August 2, 2000, therefore it is excluded from the reporting for the period ended March 31, 2000 and is included only for the post acquisition period for the three and six month periods ended September 30, 2000.

The guarantee of the Notes by each of the Guarantor Subsidiaries is full and unconditional, joint and several. All of the outstanding voting shares of each of the Guarantor Subsidiaries are owned, either directly or indirectly by the Company. Lobdell Emery Corporation has preferred stock outstanding, held by persons other than the Company, that provides for the limited right to appoint a director to the Lobdell board. This right does not affect the financial unity among the Company and Lobdell. The following unaudited condensed consolidated financial information presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-Guarantor Subsidiaries. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors of the Notes.

                     Condensed Consolidating Balance Sheets
                               September 30, 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                         Non-Guarantor    Guarantor     Eliminations/
                                             Parent       Subsidiaries   Subsidiaries    Adjustments     Consolidated
ASSETS
Current Assets
  Cash and cash
  equivalents                              $   1,219         $  5,279        ($194)        $                $  6,304
Trade receivables, net                        10,870           84,175       66,941                           161,986
Inventories                                                    35,109       33,201                            68,310
Refundable income taxes                          857                         3,447                             4,304
Reimbursable tooling                          33,567           11,285         (503)                           44,349
Deferred income taxes                            400              568        1,578                             2,546
Prepaid expenses and
  other current assets                         2,328           26,228        8,860                            37,416
                                           ---------         --------     --------         ---------        --------
Total current assets                          49,241          162,644      113,330                           325,215

Other noncurrent assets                       19,960           19,333       22,300                            61,593
Deferred income taxes                                          24,628       18,597                            43,225
Property, plant and
  equipment, net                               5,969          107,945      189,157                           303,071
Investment in
  subsidiaries                               109,961                        63,568          (173,529)
                                           ---------         --------     --------         ---------        --------

Total assets                               $ 185,131         $314,550     $406,952         ($173,529)       $733,104
                                           =========         ========     ========         =========        ========

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Current Liabilities
  Trade accounts payable                   $  34,095         $ 88,286     $ 43,503         $                $165,884
  Intercompany accounts                     (163,613)          22,570      141,043
  Restructuring reserve                                        10,453          382                            10,835
  Accrued expenses and
    other current
    liabilities                                8,892           52,029       12,745                            73,666
  Current portion
    of borrowings                              3,000           12,329                                         15,329
                                           ---------         --------     --------         ---------        --------
Total current liabilities                   (117,626)         185,667      197,673                           265,714


                               September 30, 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                         Non-Guarantor    Guarantor     Eliminations/
                                             Parent       Subsidiaries   Subsidiaries    Adjustments     Consolidated
Pension liability                                (51)           2,091        7,327                             9,367
Post retirement
  medical benefits
  liability                                                                 47,302                            47,302
Deferred income taxes                         (1,811)            (136)       7,902                             5,955
Other noncurrent
  liabilities                                                  21,830        2,203                            24,033
Long-term borrowings
  less current portion                       289,545           43,013        9,442                           342,000
                                            --------         --------     --------         ---------        --------
Total liabilities                            170,057          252,465      271,849                           694,371
Redeemable preferred
  stock                                                                     40,510                            40,510
Shareholders' equity
  Common stock                                 1,050           51,263      108,726          (159,989)          1,050
  Accumulated other
  comprehensive
    loss                                                      (11,365)      (4,895)                          (16,260)
    Retained earnings (deficit)               14,024           22,187       (9,238)          (13,540)         13,433
                                            --------         --------     --------         ---------        --------

Total shareholders' equity                    15,074           62,085       94,593          (173,529)         (1,777)

Total liabilities and
shareholders' equity                        $185,131         $314,550     $406,952         ($173,529)       $733,104
                                            ========         ========     ========         =========        ========


                     Condensed Consolidating Balance Sheets
                                 March 31, 2000
                          (Dollar amounts in thousands)



                                                         Non-Guarantor    Guarantor     Eliminations/
                                             Parent       Subsidiaries   Subsidiaries    Adjustments     Consolidated
ASSETS
Current Assets
  Cash and cash
  equivalents                              $   8,563         $  8,839     $    241         $                $ 17,643
Trade receivables, net                        12,372           41,952       85,588                           139,912
Inventories                                                    20,462       32,725                            53,187
Refundable income taxes                        3,515                        (1,488)                            2,027
Reimbursable tooling                          19,843            6,120         (925)                           25,038
Deferred income taxes                            388                         1,986                             2,374
Prepaid expenses and
  other current assets                         6,809           26,620        4,799                            38,228
                                           ---------         --------     --------         ---------        --------
Total current assets                          51,490          103,993      122,926                           278,409

Other noncurrent assets                       11,389              448       23,039                            34,876
Deferred income taxes                                          16,930       17,348                            34,278
Property, plant and
  equipment, net                               8,536           51,857      190,856                           251,249
Investment in
  subsidiaries                               104,719                        45,766          (150,485)
                                           ---------         --------     --------         ---------        --------
Total assets                               $ 176,134         $173,228     $399,935         ($150,485)       $598,812
                                           =========         ========     ========         =========        ========

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Current Liabilities
  Trade accounts payable                   $  53,517         $ 40,822     $ 50,362         $                $144,701
  Intercompany accounts                     (133,574)           1,485      132,089
  Restructuring reserve                                         3,335          754                             4,089
  Accrued expenses and
    other current
    liabilities                               12,443           33,070       14,016                            59,529
  Current portion
    of borrowings                              4,500            6,423          132                            11,055
                                           ---------         --------     --------         ---------        --------
Total current liabilities                    (63,114)          85,135      197,353                           219,374



                                 March 31, 2000
                          (Dollar amounts in thousands)



                                                         Non-Guarantor    Guarantor     Eliminations/
                                             Parent       Subsidiaries   Subsidiaries    Adjustments     Consolidated
Pension liability                                               2,175        7,426                             9,601
Post retirement
  medical benefits
  liability                                                                 46,953                            46,953
Deferred income taxes                        (1,997)                         9,291                             7,294
Other noncurrent
  liabilities                                                   4,631        3,658                             8,289
Long-term borrowings
  less current portion                      226,734            35,690          197                           262,621
                                           --------          --------     --------         ---------        --------
Total liabilities                           161,623           127,631      264,878                           554,132
Redeemable preferred
  stock                                                                     40,451                            40,451
Shareholders' equity
  Common stock                                1,050            39,882       97,349          (137,231)          1,050
    Accumulated other
  comprehensive
   loss                                                        (6,914)      (2,776)                           (9,690)
   Retained earnings (deficit)               13,461            12,629           33           (13,254)         12,869
                                           --------          --------     --------         ---------        --------

Total shareholders' equity                   14,511            45,597       94,606          (150,485)          4,229

Total liabilities and
shareholders' equity                       $176,134          $173,228     $399,935         ($150,485)       $598,812
                                           ========          ========     ========         =========        ========


                 Condensed Consolidating Statement of Operations
                  For the Three Months ended September 30, 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                         Non-Guarantor    Guarantor     Eliminations/
                                             Parent       Subsidiaries   Subsidiaries    Adjustments     Consolidated
Net sales                                  $                 $101,150     $ 97,086         $                $198,236
Cost of sales                                                  85,903       91,481                           177,384
                                           --------          --------     --------         ---------        --------
  Gross profit                                                 15,247        5,605                            20,852
Selling, general and
  administrative
  expenses                                   (1,937)            5,459       10,097                            13,619
Gain on sale of equipment                       (10)             (755)         (17)                             (782)
                                           --------          --------     --------         ---------        --------
Operating income                              1,947            10,543       (4,475)                            8,015
  Interest expense, net                      (1,296)           (1,461)      (6,662)                           (9,419)
  Other income (expense)                         (1)              (66)          17                               (50)
                                           --------          --------     --------         ---------        --------
  Income (loss) before
    income taxes                                650             9,016      (11,120)                           (1,454)
Income tax (provision) benefit                 (207)           (3,257)       4,088                               624
                                           --------          --------     --------         ---------        --------
Income (loss) before equity
  in income of
  consolidated
  subsidiaries                                  443             5,759       (7,032)                             (830)

Equity in income of
  consolidated
  subsidiaries                               (1,273)                                           1,273
                                           --------          --------     --------         ---------        --------

Net income (loss)                             ($830)         $  5,759      ($7,032)        $   1,273           ($830)
                                           ========          ========     ========         =========        ========


                 Condensed Consolidating Statement of Operations
                   For the Six Months ended September 30, 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                         Non-Guarantor    Guarantor     Eliminations/
                                             Parent       Subsidiaries   Subsidiaries    Adjustments     Consolidated
Sales                                      $                 $174,878     $229,516         $                $404,394
Cost of sales                                                 148,507      210,948                           359,455
                                           ---------         --------     --------         ---------        --------

  Gross profit                                                 26,371       18,568                            44,939
Selling, general and
  administrative
  expenses                                    (3,146)           9,194       20,011                            26,059
Gain on sale of equipment                        (10)            (755)         (24)                             (789)
                                           ---------         --------     --------         ---------        --------
Operating income                               3,156           17,932       (1,419)                           19,669
  Interest expense, net                       (2,604)          (2,893)     (12,152)                          (17,649)
  Other income (expense)                          84              (53)          31                                62
                                           ---------         --------     --------         ---------        --------
  Income (loss) before
    income taxes                                 636           14,986      (13,540)                            2,082
Income tax (provision) benefit                  (359)          (5,427)       4,928                              (858)
                                           ---------         --------     --------         ---------        --------
Income (loss) before equity
  in income of
  consolidated
  subsidiaries                                   277            9,559       (8,612)                            1,224

Equity in income of
  consolidated
  subsidiaries                                   947                                            (947)
                                           ---------         --------     --------         ---------        --------

Net income (loss)                          $   1,224         $  9,559      ($8,612)            ($947)       $  1,224
                                           =========         ========     ========         =========        ========


                 Condensed Consolidating Statement of Operations
                  For the Three Months ended September 30, 1999
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                         Non-Guarantor    Guarantor     Eliminations/
                                             Parent       Subsidiaries   Subsidiaries    Adjustments     Consolidated

Sales                                      $                 $ 57,942     $143,144         $                $201,086
Cost of sales                                                  48,016      129,333                           177,349
                                           ---------         --------     --------         ---------        --------
                                                                9,926       13,811                            23,737
  Gross profit
Selling, general and
  administrative
  expenses                                    (1,616)           3,380        9,340                            11,104
  Restructuring provision                                                                                         -
Loss on sale of equipment                                          23          185                               208
                                           ---------         --------     --------         ---------        --------
Operating income                               1,616            6,523        4,286                            12,425
  Interest expense, net                       (1,292)          (1,375)      (5,459)                           (8,126)
  Other income (expense)                          58              (12)        (229)                             (183)
                                           ---------         --------     --------         ---------        --------
  Income (loss) before
   income taxes                                  382            5,136       (1,402)                            4,116
Income tax (provision) benefit                  (190)          (2,035)         382                            (1,843)
                                           ---------         --------     --------         ---------        --------
Income (loss) before equity
  in income of
  consolidated
  subsidiaries                                   192            3,101       (1,020)                            2,273

Equity in income of
consolidated
subsidiaries                                   2,081                                          (2,081)
                                           ---------         --------     --------         ---------        --------

Net income (loss)                          $   2,273         $  3,101      ($1,020)          ($2,081)         $2,273
                                           =========         ========     ========         =========        ========


                 Condensed Consolidating Statement of Operations
                   For the Six Months ended September 30, 1999
                          (Dollar amounts in thousands)
                                   (Unaudited)




                                                         Non-Guarantor    Guarantor     Eliminations/
                                             Parent       Subsidiaries   Subsidiaries    Adjustments     Consolidated
Sales                                      $                 $112,431     $295,016         $                $407,447
Cost of sales                                                  95,792      266,589                           362,381
                                           ---------         --------     --------         ---------        --------
                                                               16,639       28,427                            45,066
  Gross profit
Selling, general and
  administrative
  expenses                                    (2,436)           7,306       18,508                            23,378
(Gain) loss on sale of equipment                                 (482)         185                              (297)
                                           ---------         --------     --------         ---------        --------
Operating income                               2,436            9,815        9,734                            21,985
  Interest expense, net                       (2,569)          (2,468)     (10,204)                          (15,241)
  Other income (expense)                          58               16           58                               132
                                           ---------         --------     --------         ---------        --------
  Income (loss) before
    income taxes                                 (75)           7,363         (412)                            6,876
Income tax (provision) benefit                   (66)          (2,941)        (174)                           (3,181)
                                           ---------         --------     --------         ---------        --------
Income (loss) before equity
  in income of
  consolidated
  subsidiaries                                  (141)            4,422         (586)                           3,695

Equity in income of
  consolidated
  subsidiaries                                 3,836                                          (3,836)
                                           ---------         --------     --------         ---------        --------

Net income (loss)                          $   3,695         $  4,422        ($586)          ($3,836)       $  3,695
                                           =========         ========     ========         =========        ========


                 Condensed Consolidating Statement of Cash Flows
                   For the Six Months Ended September 30, 2000
                          (Dollar Amounts in thousands)
                                   (Unaudited)



                                                         Non-Guarantor    Guarantor
                                             Parent       Subsidiaries   Subsidiaries    Consolidated
Net cash provided by
  (used in)
  operating activities                      ($57,547)         $34,865       $3,507          $(19,175)
                                           ---------         --------     --------         ---------
INVESTING ACTIVITIES
Purchase of businesses,
  net of cash acquired                       (11,379)         (17,862)                       (29,241)
Purchase of property,
  plant and equipment                          1,869          (24,947)     (12,832)          (35,910)
Proceeds from sale
  of equipment                                    22              625           29               676
                                           ---------         --------     --------         ---------
Net cash used in
  investing activities                        (9,488)         (42,184)     (12,803)          (64,475)
                                           ---------         --------     --------         ---------
FINANCING ACTIVITIES
Net proceeds on borrowings                    61,311            3,850        9,484            74,645
Payment of preferred stock dividends                                          (596)             (596)
Debt financing costs                          (1,622)                                         (1,622)
                                           ---------         --------     --------         ---------
Net cash provided by
  financing activities                        59,689            3,850        8,888            72,427
                                           ---------         --------     --------         ---------
Effect of foreign
  currency rate
  fluctuation on cash                                          (1,103)         (31)           (1,134)
                                           ---------         --------     --------         ---------
Net decrease in cash
  and cash equivalents                        (7,346)          (4,572)        (439)          (12,357)
Cash and cash equivalents at
  beginning of period                          8,565            9,855          241            18,661
                                           ---------         --------     --------         ---------

Cash and cash equivalents at end of period    $1,219           $5,283        ($198)           $6,304
                                           =========         ========     ========         =========

                 Condensed Consolidating Statement of Cash Flows
                   For the Six Months Ended September 30, 1999
                          (Dollar Amounts in thousands)
                                   (Unaudited)


                                                         Non-Guarantor    Guarantor
                                             Parent       Subsidiaries   Subsidiaries    Consolidated

Net cash provided by
  operating activities                        $5,516           $5,185      $11,909           $22,610
                                           ---------         --------     --------         ---------
INVESTING ACTIVITIES
Purchase of businesses,
  net of cash acquired
Purchase of property,                                              59                             59
  plant and equipment                         (1,628)          (7,950)     (10,192)          (19,770)
Proceeds from sale of equipment                                   744        2,999             3,743
                                           ---------         --------     --------         ---------
Net cash used in
  investing activities                        (1,628)          (7,147)      (7,193)          (15,968)
                                           ---------         --------     --------         ---------
FINANCING ACTIVITIES
  Net proceeds (payments) on borrowings         (688)           2,883       (2,245)              (50)
  Payment of preferred stock dividends                                        (596)             (596)
                                           ---------         --------     --------         ---------
Net cash provided by (used in)
  financing activities                          (688)           2,883       (2,841)             (646)
                                           ---------         --------     --------         ---------
Effect of foreign
  currency rate
fluctuation on cash                                               (85)          13               (72)
                                           ---------         --------     --------         ---------
Net increase in cash
  and cash equivalents                         3,200              836        1,888             5,924
Cash and cash equivalents at
  beginning of period                          9,741            9,158          109            19,008
                                           ---------         --------     --------         ---------
Cash and cash equivalents at end of period   $12,941           $9,994       $1,997           $24,932
                                           =========         ========     ========         =========



8. RECLASSIFICATIONS

       Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.

9. SEGMENT INFORMATION

       Effective April 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes reportable standards for reporting information about operating segments in annual financial statements and related disclosures about products and geographic areas. The Company has one reportable segment in the global automotive original equipment supply industry. Net sales are attributed to geographic regions based upon their location of origin. Net sales and identifiable assets by geographic area are as follows:


                                     Three Months Ended                  Six Months Ended
                                       September 30,                      September 30,
                                     2000          1999                2000           1999
                                -----------------------------      -----------------------------
Net Sales
     United States                    $ 59,376      $ 98,303            $140,713       $201,817
     Canada                             37,711        44,841              88,804         93,199
     Mexico                             17,920         4,954              24,168          9,033
     France                             56,976        38,866             102,664         89,276
     Other Europe                       26,253        14,122              48,045         14,122
                                -----------------------------      -----------------------------

                                      $198,236      $201,086            $404,394       $407,447
                                =============================      =============================


                                September 30,    March 31,
                                     2000          2000
                                -----------------------------

Identifiable assets
     United States                    $277,143      $284,085
     Canada                            120,212       123,815
     Mexico                             60,715        27,265
     France                            195,556       121,219
     Other Europe                       79,478        42,428
                                -----------------------------

                                      $733,104      $598,812
                                =============================



10. RECENT EVENTS

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Three and six months ended September 30, 2000
        As compared to the three and six months ended September 30, 1999

Results of Operations

The three and six months ended September 30, 2000, statements of operations for Oxford Automotive, Inc. (the "Company") include the results of operations for substantially all subsidiaries. Wackenhut GmbH ("Wackenhut") was acquired on June 28, 1999, the automotive design and prototype service business of Farley, Inc. ("the Technology Division") was acquired on February 16, 2000, the Gessaroli Group was acquired on April 3, 2000, and AIMDF was acquired August 2, 2000. Each was accounted for using the purchase method of accounting. Based on the above, the three month statement of operations for the period ended September 30, 1999 does not include the operating results of the Technology Division, the Gessaroli Group or AIMDF. The six month statement of operations for the period ended September 30, 1999 does not include the operating results of the Technology Division, the Gessaroli Group or AIMDF and includes only the operations of Wackenhut from its acquisition date to September 30, 1999.


The following table sets forth, for the periods indicated, certain accounts from the Company's statements of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

(Dollars in millions)


                             Three Months              Three Months               Six Months                 Six Months
                                Ended                     Ended                     Ended                      Ended
                          September 30, 2000        September 30, 1999        September 30, 2000         September 30, 1999
Net sales                 $198.2        100.0%      $201.1        100.0%      $404.4        100.0%       $407.4        100.0%

Gross profit                20.9         10.5%        23.7         11.8%        44.9         11.1%         45.1         11.1%

Selling, general and
     administrative         13.6          6.9%        11.1          5.5%        26.1          6.5%         23.4          5.7%

Operating income             8.0          4.0%        12.4          6.2%        19.7          4.9%         22.0          5.4%

Net interest expense         9.4          4.7%         8.1          4.0%        17.6          4.4%         15.2          3.7%

Net income (loss)           (0.8)        -0.4%         2.3          1.1%         1.2          0.3%          3.7          0.9%

Memo: EBITDA                17.9          9.0%        20.5         10.2%        38.7          9.6%         37.9          9.3%




NET SALES -- Net sales for the three months ended September 30, 2000 were $198.2 million. This represents a decrease of $2.9 million as compared to net sales for the three months ended September 30, 1999 of $201.1 million. Excluding $25.1 million of additional net sales due to acquisitions made since the prior year, the overall decrease is the result of the year over year negative foreign exchange impact due to the devaluation of the EURO of $7.2 million, reduced volumes relating to the Ford/Firestone recall, and the balance out of certain General Motors' light truck and SUV platforms. The decrease was partially offset by the launch of components for the GMT 250 Pontiac Aztek and the Ford four-door F150, as well as increased content on the Mercedes C, E and S Class platforms, PSA 405 and Fiat/PSA-Ulysees/806/Evasion and Epsilon.

For the year to date period, net sales were $404.4 million, a decrease of $3.0 million as compared to $407.4 million for the same period last year. Excluding $46.9 million of additional net sales due to acquisitions made since the prior year, the overall decrease is primarily the result of a negative foreign exchange impact of $11.9 million and the balance out of certain General Motors' light truck and SUV platforms. The decrease was partially offset by the launch of the GMT 250 Pontiac Aztek, and increased content on certain Mercedes, PSA and Fiat platforms.

GROSS PROFIT -- For the three months ended September 30, 2000, gross profit decreased to $20.9 million or 10.5% of net sales as compared to $23.7 million or 11.8% of net sales for the same period in the prior year. The gross profit and gross margin decreases are primarily the result of lost gross profit related to the balance out of certain General Motors' light truck and SUV platforms, the slower than expected sales of the Saturn LS, increased European raw material costs, and the negative impact of foreign exchange. The decrease was partially offset by the ramp up of production vehicle build of the GMT 250 Pontiac Aztek, incremental gross profit from the added vehicle sales content as described above and the favorable impact of customer tooling. In addition, the Company continues to reduce fixed costs through successful asset utilization and redeployment, management of employee benefits and effective program management of product launches.

For the year to date period, gross profit was $44.9 million, a decrease of $0.2 million as compared to $45.1 million for the same period last year. As explained above, the decrease is primarily a result of the balance out of certain General Motors' light truck and SUV platforms, the negative impact of foreign exchange and increased raw material costs. The decrease was partially offset by the launch of the GMT 250 Pontiac Aztek, incremental gross profit from the added vehicle sales content as described above, and overall costs reduction initiatives relating to quick die change, asset utilization, and employee benefits.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- For the three months ended September 30, 2000, SG&A expenses increased to $13.6 million or 6.9% of net sales, compared to $11.1 million or 5.5% of net sales for the same period in the prior year. The increase in spending can be directly associated with recent acquisitions and the development of business in emerging markets. The Company also continues to support global customers in the areas of product design and innovation, and program and tool management. The increase as a percentage of sales is the result of increased current spending required to support future worldwide programs.

For the year to date period, SG&A expenses increased to $26.1 million or 6.5% of net sales as compared to $23.4 million or 5.7% of net sales for the same period in the prior year. As explained above, the increase is primarily related to recent acquisitions, business development and global support for customer programs. Excluding acquisitions, spending remained constant as a result of the globalization of the management and technical team.

INTEREST EXPENSE - For the three months ended September 30, 2000, net interest expense was $9.4 million, an increase of $1.3 million, as compared to $8.1 million for the same period last year. The increase can be attributed to acquisitions during the period, interim financing of customer tooling, and higher incremental borrowing rates on variable rate debt. The increase was offset by working capital initiatives implemented during the period.

For the year to date period, net interest expense was $17.6 million, an increase of $2.4 million as compared to $15.2 million for the same period last year. Similar to the three month period ended September 30, the increase can be attributed to acquisitions, financing of customer tooling, and higher incremental borrowing rates.

NET INCOME - For the three months ended September 30, 2000, the Company reported a net loss of $0.8 million, a decrease of $3.1 million as compared to a prior year net income of $2.3 million. For the year to date period, the Company reported net income of $1.2 million, a decrease of $2.5 million as compared to the prior year. The decrease in earnings was primarily the result of gross margin impacts attributable to the balance out of the SUV and light truck sales, the negative impact of foreign exchange, and overall higher interest expense. The decrease was partially offset by net income attributable to acquisitions.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net income adjusted for the non-cash charges relating to depreciation and amortization, and deferred taxes, generated approximately $20.9 million of cash for the six months ended September 30, 2000. A net change in the working capital items relating to accounts receivable, inventory, and accounts payable provided $2.7 million of cash during the period. Cash decreased based on an increase in reimbursable tooling of $19.8 million, a decrease in accrued expenses, restructuring reserve, sale of assets and other noncurrent liabilities of $15.5 million and an overall increase in prepaid and other noncurrent assets of $7.5 million. During the period, the Company used approximately $64.5 million for investing activities, including $29.2 million for the acquisition of the Gessaroli Group and AIMDF and net capital expenditures of approximately $35.2 million.

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

At September 30, 2000, the Company had approximately $71.7 million available under the Senior Credit Facility, subject to it's terms and conditions. At September 30, 2000, the Company had $50.0 million outstanding under its term loan, $53.3 million outstanding under the line of credit and $7.8 million in outstanding letters of credit to support workers' compensation commitments. The Credit Agreement expires on July 31, 2004.

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

Capital expenditures were $35.9 million, or 8.9% of net sales for the six months ended September 30, 2000 as compared to $19.8 million, or 4.9% of net sales for the six months ended September 30, 1999. The increase of $16.1 million was due primarily to spending to support customer programs, acquisitions and for cost reduction and productivity improvement projects. Other capital expenditures included health and safety items, and computer and network upgrades.

For fiscal 2001, the Company's capital expenditures are expected to be $59.3 million, consisting of $42.3 million to support new business and increase capacity, $13.0 million for maintenance, rebuilds and improvements, and $4.0 million in other expenditures, including health, safety and environmental.

The Company believes that cash generated from operations, together with amounts available under the Senior Credit Facility will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance its 10 1/8% Senior Subordinated Notes due 2007 and to extend or refinance its other indebtedness will be subject to future economic conditions and to financial, business, and other factors that are beyond the Company's control.


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

The Company has performed a quantitative analysis of our overall currency rate exposure at September 30, 2000. Based on this analysis, a 10% change in currency rates would not have a material effect on the Company's earnings.

Interest Rates. The Company generally manages risk associated with interest rate movements through the use of or combination of variable and fixed rate debt. The Company's exposure as a result of variable interest rates relates primarily to outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates. The Company does not enter into derivative financial investments for trading or speculative purposes.

The Company has performed a quantitative analysis of its overall interest rate exposure at September 30, 2000. Based on this analysis, a 10% change in the average cost of the Company's variable rate debt would not have a material effect on its earnings.

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

         (b) The following reports on Form 8-K were filed by the registrant during the three months ended September 30, 2000:

         1. A report on Form 8-K dated August 2, 2000, was filed by the registrant; such report contained information under Item 2, Acquisition or Disposition of Assets, with respect to the acquisition of Aries Industries Mecanismes et Decoupage Fin S.A., and Item 5, Other Events, with respect to the commencement of a consent solicitation by the registrant. No financial statements were filed.

         2. A report on Form 8-K dated August 29, 2000, was filed by the registrant; such report contained information under Item 5, Other Events, with respect to the completion of a consent solicitation by the registrant. No financial statements were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2000                         OXFORD AUTOMOTIVE, INC.




                                                 By: /s/ AURELIAN BUKATKO

                                                     Aurelian Bukatko
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Accounting and
                                                     Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO                         DESCRIPTION


2.1 Share Purchase and Sale Agreement, dated August 2, 2000 between Oxford Automotive Mecanismes et Decoupage Fin II, a wholly-owned indirect subsidiary of Oxford Automotive, Inc., and Aires Industries, S.A. (previously filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated August 2, 2000, and incorporated herein by reference).

4.1 Supplemental Indenture, dated as of August 29, 2000, among Oxford Automotive, Inc., the Subsidiary Guarantors under the Indenture and U.S. Bank Trust National Association relating to the Indenture dated as of June 15, 1997, providing for the issuance of 10 1/8% Senior Subordinated Notes Due 2007, Series A/B (previously filed as Exhibit
         4.1 to the registrant's Current Report on Form 8-K dated August 29, 2000, and incorporated herein by reference).

4.2 Supplemental Indenture, dated as of August 29, 2000, among Oxford Automotive, Inc., the Subsidiary Guarantors under the Indenture and U.S. Bank Trust National Association relating to the Indenture dated as of December 1, 1998, providing for the issuance of 10 1/8% Senior Subordinated Notes Due 2007, Series D (previously filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated August 29, 2000, and incorporated herein by reference).

4.3 Third Amended and Restated Credit Agreement, dated as of July 31, 2000, among Oxford Automotive, Inc., the Borrowing Subsidiaries and the Lenders identified therein and Citicorp USA, Inc. as Administrative Agent and Collateral Agent (previously filed as Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, and incorporated herein by reference).

4.4 Amended and Restated Pledge and Security Agreement, dated as of August 1, 2000, in favor of Citicorp USA, Inc. as Collateral Agent (previously filed as Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, and incorporated herein by reference).

4.5 Amended and Restated Guaranty, dated as of August 1, 2000, in favor of Citicorp USA, Inc. as Administrative Agent and Collateral Agent (previously filed as Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, and incorporated herein by reference).

10.1    *Amended and Restated Management and Consulting Agreement between
         Oxford Automotive, Inc. and The Oxford Investment Group, Inc., dated as of July 1, 2000.

27      *Financial Data Schedule


--------
* Filed herewith