Form 10-Q
period 2000-12-31
OXFORD AUTOMOTIVE INC
filed 2001-02-14
CIK 1040475

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to
                               ------------------------    ---------------------

Commission file number 333-75849

                             OXFORD AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

        MICHIGAN                                                38-3262809
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1250 STEPHENSON HIGHWAY, TROY MICHIGAN                             48083
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

                 309,750 shares of the registrant's Common Stock
                     were outstanding as of January 31, 2001

                          PART I. FINANCIAL INFORMATION
                             Oxford Automotive, Inc.
                 Unaudited Consolidated Statements of Operations
                (Dollars in Thousands, Except per Share Amounts)

                                               Three Months         Three Months        Nine Months         Nine Months
                                                  Ended                 Ended              Ended               Ended
                                               December 31,         December 31,        December 31,        December 31,
                                                   2000                 1999                2000                1999
Net sales                                        $ 222,507           $ 199,681           $ 626,901           $ 607,128
Cost of sales                                      196,469             174,800             555,923             537,181
                                                 ---------           ---------           ---------           ---------
  Gross profit                                      26,038              24,881              70,978              69,947
Selling, general and
  administrative expenses                           15,326              12,900              41,385              36,296
(Gain) loss on sale of equipment                      (364)                429              (1,153)                132
                                                 ---------           ---------           ---------           ---------
Operating income                                    11,076              11,552              30,746              33,519

Other income (expense):
  Interest expense, net                            (11,513)             (8,024)            (29,162)            (23,265)
  Other income                                         270                 392                 332                 524
                                                 ---------           ---------           ---------           ---------

Income (loss) before income taxes                     (167)              3,920               1,916              10,778
Income tax (provision) benefit                          62              (1,797)               (796)             (4,960)
                                                 ---------           ---------           ---------           ---------

Net income (loss)                                     (105)              2,123               1,120               5,818

Accrued dividends and accretion on
  redeemable preferred stock                           330                 330                 990                 990
                                                 ---------           ---------           ---------           ---------

Net income (loss)  applicable to
  common stock                                   $    (435)          $   1,793           $     130           $   4,828
                                                 =========           =========           =========           =========

Net income (loss) per share
 (basic and diluted)                             $   (1.40)          $    5.79           $    0.42           $   15.59
                                                 =========           =========           =========           =========

Weighted average shares outstanding                309,750             309,750             309,750             309,750
                                                 =========           =========           =========           =========



See accompanying Notes to Consolidated Financial Statements.

                             Oxford Automotive, Inc.
                           Consolidated Balance Sheets
                (Dollars in Thousands, Except Per Share Amounts)

                                                              December 31,               March 31,
                                                                 2000                      2000
                                                             (unaudited)
Assets

Current assets
    Cash and cash equivalents                                  $  6,044                 $ 17,643
    Trade receivables, net                                      146,384                  139,912
    Inventory                                                    69,351                   53,187
    Refundable income taxes                                       8,619                    2,027
    Reimbursable tooling                                         52,346                   25,038
    Deferred income taxes                                         2,298                    2,374
    Prepaid expenses and other current assets                    41,064                   38,228
                                                               --------                 --------

       Total current assets                                     326,106                  278,409

  Other noncurrent assets                                        61,325                   34,876
  Deferred income taxes                                          45,617                   34,278
  Property, plant and equipment, net                            313,098                  251,249
                                                               --------                 --------

  Total assets                                                 $746,146                 $598,812
                                                               ========                 ========

Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                                             $186,241                 $144,701
  Restructuring reserve                                          11,037                    4,089
  Accrued expenses and other current liabilities                 69,973                   59,529
  Current portion of borrowings                                  12,723                   11,055
                                                               --------                 --------

  Total current liabilities                                     279,974                  219,374

  Pension liability                                               8,739                    9,601
  Post retirement medical benefits liability                     47,609                   46,953
  Deferred income taxes                                           6,575                    7,294
  Other noncurrent liabilities                                    8,572                    8,289
  Long-term borrowings - less current portion                   351,904                  262,621
                                                               --------                 --------

  Total liabilities                                             703,373                  554,132
                                                               --------                 --------

                             Oxford Automotive, Inc.
                     Consolidated Balance Sheets (continued)
                (Dollars in Thousands, Except Per Share Amounts)

                                                                  December 31,        March 31,
                                                                      2000              2000
                                                                  (unaudited)
Redeemable Series A $3.00
  cumulative preferred stock,
  $100 stated value - 457,541
  shares authorized, 397,539 shares
  issued and outstanding at
  December 31, 2000 and
  March 31, 2000                                                      40,840             40,451
                                                                   ---------          ---------

Shareholders' equity
  Common stock                                                         1,050              1,050
  Accumulated other comprehensive loss                               (12,116)            (9,690)
  Retained earnings                                                   12,999             12,869
                                                                   ---------          ---------

       Total shareholders' equity                                      1,933              4,229
                                                                   ---------          ---------

       Total liabilities and shareholders' equity                  $ 746,146          $ 598,812
                                                                   =========          =========





See accompanying Notes to Consolidated Financial Statements.

                             Oxford Automotive, Inc.
                      Consolidated Statement of Cash Flows
                (Dollars in Thousands, Except Per Share Amounts)

                                                             For the Nine       For the Nine
                                                             Months Ended       Months Ended
                                                             December 31,       December 31,
                                                                 2000               1999
                                                              (unaudited)        (unaudited)
OPERATING ACTIVITIES
Net income                                                    $  1,120            $  5,818

Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities

  Depreciation and amortization                                 29,951              24,261
  Deferred income taxes                                            313              (2,691)
  (Gain) loss on sale of equipment                              (1,153)                111
Changes in operating assets and
  liabilities affecting cash
  Trade receivables, net                                        41,575              31,227
  Inventory                                                     (1,580)              1,445
  Reimbursable tooling                                         (12,705)              1,882
  Prepaid expenses and other assets                            (10,726)            (12,125)
  Accounts payable                                             (29,043)            (20,455)
  Restructuring reserve                                         (2,414)             (4,521)
  Accrued expenses and other liabilities                       (26,653)            (13,472)
  Other noncurrent liabilities                                  (1,483)              1,931
                                                              --------            --------

Net cash provided by (used in) operating
  activities                                                   (12,798)             13,411
                                                              --------            --------

INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                   (24,632)                 59
Purchase of property, plant
  and equipment                                                (50,662)            (30,629)
Proceeds from sale of equipment                                    689               4,003
                                                              --------            --------

Net cash used in investing activities                          (74,605)            (26,567)
                                                              --------            --------

FINANCING ACTIVITIES
Net proceeds from borrowings                                    78,469               6,592
Debt financing costs                                            (1,890)                (59)
Payment of preferred dividends                                    (596)               (596)
                                                              --------            --------

Net cash provided by financing activities                       75,983               5,937
                                                              --------            --------

                             Oxford Automotive, Inc.
                Consolidated Statement of Cash Flows (continued)
                (Dollars in Thousands, Except Per Share Amounts)



                                                For the Nine      For the Nine
                                                Months Ended      Months Ended
                                                December 31,      December 31,
                                                    2000              1999
                                                (unaudited)        (unaudited)
Effect of exchange rate
  changes on cash                                     (179)             (660)
                                                  --------          --------
Net decrease in cash
  and cash equivalents                             (11,599)           (7,879)
Cash and cash equivalents
  at beginning of period                            17,643            19,008
                                                  --------          --------

Cash and cash equivalents
  at end of period                                $  6,044          $ 11,129
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

Reimbursable tooling

Reimbursable tooling represents net costs incurred on tooling projects for which the Company expects to be reimbursed by customers. Ongoing estimates of total costs to be incurred on each tooling project are made by management. Losses, if any, are recorded when known and in cases where billings exceed costs incurred, the related tooling gain is recognized. The percentage of completion basis for revenue recognition is used for major projects.

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



3. INVENTORIES (Dollars in thousands)

                                                             December 31,            March 31,
                                                                 2000                  2000
              Raw materials                                    $ 29,199              $ 24,870
              Finished goods and work-in-process                 46,055                32,607
                                                               --------              --------
                                                                 75,254                57,477
              LIFO and other reserves                            (5,903)               (4,290)
                                                               --------              --------
                                                               $ 69,351              $ 53,187
                                                               ========              ========


The Company does not separately identify finished goods from work-in-process.

4. SENIOR SUBORDINATED NOTES

On April 1, 1998, the Company issued $35.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Series B Notes"). On December 8, 1998, the Company issued $40.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007, Series C (the "Series C Notes"). The Series B Notes and Series C Notes are substantially identical to and rank pari passu in right of payment with the $125.0 million of unsecured 10 1/8% Senior Subordinated Notes due 2007 issued by the Company on June 24, 1997 (the "Series A Notes"). The Series A Notes, the Series B Notes and the Series C Notes are collectively referred to as the "Notes". The Notes pay interest semi-annually on June 15 and December 15. The Notes provide for certain covenants, including limitations on: indebtedness, restricted payments, distributions, sale of assets, affiliate transactions and mergers and acquisitions. The Company has optional redemption rights beginning June 15, 2002. The Notes are limited to $250.0 million aggregate principal amount.

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

5.  ACQUISITIONS

On February 16, 2000 (the "Closing Date"), the Company acquired the automotive engineering, design and prototype service business of Farley Inc. (the "Technology Division"). The purchase price for the Technology Division was $6.3 million including closing costs, subject to a Closing Date working capital adjustment, if applicable. On the Closing Date, $5.1 million of the total purchase price was paid to Farley and $1.0 million was placed in escrow, pending any applicable purchase price adjustment or indemnification claim. On July 24, 2000 the purchase price adjustment was settled for $0.5 million. The outstanding escrow balance of $0.5 million remains for potential indemnification claims. The acquisition of the Technology Division was financed from the Company's available working capital. The Technology Division is a full service provider of early phase product design as well as a leader in large die prototyping and complex weld assemblies. The division also provides supplemental design and engineering services to the automotive OEMs and Tier 1 suppliers. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and the Technology Division's operating results have been included with those of the Company since the date of acquisition.

On April 3, 2000 (the "Gessaroli Closing Date"), pursuant to a Purchase and Sale Agreement, dated as of February 5, 2000, among a wholly-owned indirect subsidiary of the Company (the "Purchaser") and Agostino Gessaroli, Irene Salezzi, Denis Gessaroli, Luana Gessaroli, Officine Meccaniche Gessaroli S.p.A., and Gess.cardi Gessaroli Agostino & C. S.a.s (collectively, "Sellers") the Purchaser acquired the Group Gessaroli business of Sellers (the "Gessaroli Group"). The purchase price was ITL 24.0 billion ($11.8 million US) plus up to ITL 5.3 billion ($2.7 million US) for the payment of income taxes and debt, subject to a Gessaroli Closing Date net asset adjustment, if applicable. On the Gessaroli Closing Date, ITL 21.6 billion ($10.7 million US) of the total purchase price was paid to Sellers and ITL 2.4 billion ($1.2 million US) was held back, pending any applicable purchase price adjustment or indemnification claim. On October 19, 2000 the purchase price adjustment was finalized and resulted in the elimination of the ITL 2.4 billion hold back. The Gessaroli Group's integrated manufacturing operations cover all functions of design, engineering, die and mold construction, parts production and assembly for its metal formed components, modules and injection molded products. The Company intends to continue and expand the current operations of the Gessaroli Group.

On August 2, 2000 (the "AIMDF Closing Date"), pursuant to a share purchase and sales agreement, dated August 2, 2000, among Oxford Automotive Mecanismes et Decoupage Fin II SAS, a wholly-owned indirect subsidiary of the Company and Aries Industries, S.A. (the "Seller") the Company acquired all of the issued and outstanding shares of Aries Industries Mecanismes et Decoupage Fin S.A. ("AIMDF") from the Seller. The purchase price was FF 430 million, subject to possible downward adjustments for minimum net assets as of the AIMDF Closing Date and minimum EBITDA for the twelve months after the AIMDF Closing Date. On the AIMDF Closing Date, FF 350 million less approximately FF 60 million in financial indebtedness assumed or approximately FF 290 million was paid to the Seller. The remaining purchase price of FF 80 million, subject to any applicable purchase price adjustment or indemnification claim, is payable in two equal installments on the second and third anniversaries of the AIMDF Closing Date, subject to the possible early payment of up to FF 10 million of the deferred payments if certain conditions relating to the minimum EBITDA adjustment are met. Effective February 13, 2001 the final purchase price negotiations resulted in the elimination of the deferred purchase price of FF 80 million. For the year ended December 31, 1999, AIMDF had net sales of approximately US $160 million. AIMDF's integrated manufacturing operations cover all functions of design, engineering, parts production and assembly of door, hood and decklid hinges, latches, sliding door mechanisms, parking brakes, jacks, fine blanking, hot rolled profiles and other metal formed components. The Company intends to continue and expand the current operations of AIMDF.


6.  SHAREHOLDERS' EQUITY  (In Thousands, Except per Share Amounts)

                                                                               Accumulated
                                                                                  Other
                                                                 Common       Comprehensive    Retained
                                                                 Stock           Income        Earnings          Total
                                                            ----------------------------------------------------------
              Balances at March 31, 2000                       $  1,050        $ (9,690)       $ 12,869       $  4,229
              Net income                                                                          1,120          1,120
              Foreign currency
                translation adjustments                                          (2,426)                        (2,426)
              Accrued dividends and
                accretion of redeemable
                preferred stock                                                                    (990)          (990)
                                                               --------        --------        --------       --------


              Balances at December 31, 2000                    $  1,050        $(12,116)       $ 12,999       $  1,933
                                                               ========        ========        ========       ========


7.  COMPREHENSIVE INCOME

The Company's total comprehensive income was as follows:


                                                            Three Months     Three months     Nine Months       Nine Months
                                                               Ended            Ended            Ended             Ended
                                                            December 31,     December 31,     December 31,      December 31,
                                                                2000             1999             2000             1999
              Net income (loss)                               $  (105)         $ 2,123          $ 1,120          $ 5,818
                                                              -------          -------          -------          -------

              Other comprehensive income
                 (loss), net of tax:
              Foreign currency translation adjustment           4,144           (1,980)          (2,426)            (975)
                                                              -------          -------          -------          -------
              Other comprehensive
                    income (loss)                               4,144           (1,980)          (2,426)            (975)
                                                              -------          -------          -------          -------

              Total comprehensive income (loss)               $ 4,039          $   143          $(1,306)         $ 4,843
                                                              =======          =======          =======          =======

8.  CONDENSED CONSOLIDATING INFORMATION

The Notes are guaranteed by certain of our wholly-owned domestic subsidiaries, including BMG Holdings Inc., Howell Industries, Inc., Lobdell Emery Corporation, Oxford Suspension, Inc., Oxford Suspension Ltd., and RPI Holdings, Inc. (the "Guarantor Subsidiaries"). As of December 31, 2000, the Notes were not guaranteed by our foreign consolidated subsidiaries, including Oxford Automotive Europe, Oxford Automotriz de Mexico S.A. de C.V., Oxford Automotive France, Cofimeta S.A., Wackenhut Gmbh ("Wackenhut"), Gessaroli Group and AIMDF (the "Non-Guarantor Subsidiaries"). As of December 31, 1999, the Notes were not guaranteed by Oxford Automotive Europe, Oxford Automotriz de Mexico S.A. de C.V., Oxford Automotive France, Cofimeta S.A., and Wackenhut. Wackenhut was acquired June 28, 1999, therefore it is included only for the post acquisition period for the nine months ended December 31, 1999. Gessaroli Group was acquired April 3, 2000, therefore it is excluded from the reporting for the period ended March 31, 2000 and is included only for the post acquisition period for the nine month period ended December 31, 2000. AIMDF was acquired August 2, 2000, therefore it is excluded from the reporting for the period ended March 31, 2000 and is included only for the post acquisition period for the nine month period ended December 31, 2000.

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

                     Condensed Consolidating Balance Sheets
                                December 31, 2000
                          (Dollar amounts in Thousands)
                                   (Unaudited)


                                                                   Non-Guarantor       Guarantor       Eliminations/
                                                      Parent       Subsidiaries      Subsidiaries      Adjustments      Consolidated
Assets
Current assets
  Cash and cash
  equivalents                                       $     167         $   5,218        $     659         $                 $   6,044
Receivables (net)                                      15,347            69,484           61,553                             146,384
Inventories                                                              41,487           27,864                              69,351
Refundable income taxes                                 4,836                              3,783                               8,619
Reimbursable tooling                                   39,027            13,701             (382)                             52,346
Deferred income taxes                                     389               606            1,303                               2,298
Prepaid expenses and
  other current assets                                  1,792            24,608           14,664                              41,064
                                                    ---------         ---------        ---------         ---------         ---------
Total current assets                                   61,558           155,104          109,444                             326,106

Other noncurrent assets                                19,862            18,740           22,723                              61,325
Deferred taxes                                                           25,888           19,729                              45,617
Property, plant and
  equipment, net                                        5,879           123,684          183,535                             313,098
Investment in
  subsidiaries                                        162,088                             88,434          (250,522)
                                                    ---------         ---------        ---------         ---------         ---------
Total assets                                        $ 249,387         $ 323,416        $ 423,865         $(250,522)        $ 746,146
                                                    =========         =========        =========         =========         =========

Liabilities and
Shareholders' Equity
  Current liabilities
  Trade accounts payable                            $  36,546         $ 105,384        $  44,311         $                 $ 186,241
  Intercompany accounts                              (100,520)           13,950           86,570
  Restructuring reserve                                                  10,861              176                              11,037
  Accrued expenses and
    other current
    liabilities                                         6,578            52,498           10,897                              69,973
  Current portion
    of borrowings                                       4,500             8,223                                               12,723
                                                    ---------         ---------        ---------         ---------         ---------
Total current liabilities                             (52,896)          190,916          141,954                             279,974

                                December 31, 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                      Non-Guarantor    Guarantor      Eliminations/
                                         Parent       Subsidiaries    Subsidiaries     Adjustments     Consolidated
Pension liability                               (51)         2,277            6,513                            8,739
Post retirement
  medical benefits
  liability                                                                 $47,609                           47,609
Deferred income taxes                        (1,734)         1,057            7,252                            6,575
Other non-current
  liabilities                                                7,221            1,351                            8,572
Long-term borrowings
  less current portion                      289,426         45,234           17,244                          351,904
                                     ---------------  -------------  ---------------  --------------  ---------------
Total liabilities                           234,745        246,705          221,923                          703,373
Redeemable preferred
  stock                                                                      40,840                           40,840
Shareholder's equity
  Common stock                                1,050         56,942          179,921        (236,863)           1,050
Accumulated other
 comprehensive
  income (loss)                                             (7,317)          (4,799)                         (12,116)
Retained earnings                            13,592         27,086          (14,020)        (13,659)          12,999
                                     ---------------  -------------  ---------------  --------------  ---------------

Total shareholders' equity                   14,642         76,711          161,102        (250,522)           1,933

Total liabilities and
shareholder's equity                       $249,387       $323,416         $423,865       ($250,522)        $746,146
                                     ===============  =============  ===============  ==============  ===============

                     Condensed Consolidating Balance Sheets
                                 March 31, 2000
                          (Dollar amounts in thousands)

                                                       Non-Guarantor         Guarantor       Eliminations/
                                     Parent            Subsidiaries        Subsidiaries      Adjustments         Consolidated
Assets
Current assets
  Cash and cash
  equivalents                      $   8,563           $   8,839           $     241           $                   $  17,643
Trade receivables, net                12,372              41,952              85,588                                 139,912
Inventories                                               20,462              32,725                                  53,187
Refundable income taxes                3,515                                  (1,488)                                  2,027
Reimbursable tooling                  19,843               6,120                (925)                                 25,038
Deferred income taxes                    388                                   1,986                                   2,374
Prepaid expenses and
  other current assets                 6,809              26,620               4,799                                  38,228
                                   ---------           ---------           ---------           ---------           ---------
Total current assets                  51,490             103,993             122,926                                 278,409

Other noncurrent assets               11,389                 448              23,039                                  34,876
Deferred income taxes                                     16,930              17,348                                  34,278
Property, plant and
  equipment, net                       8,536              51,857             190,856                                 251,249
Investment in
  subsidiaries                       104,719                                  45,766            (150,485)
                                   ---------           ---------           ---------           ---------           ---------
Total assets                       $ 176,134           $ 173,228           $ 399,935           ($150,485)          $ 598,812
                                   =========           =========           =========           =========           =========

Liabilities and
Shareholders' Equity
  Current liabilities
  Trade accounts payable           $  53,517           $  40,822           $  50,362           $                   $ 144,701
  Intercompany accounts             (133,574)              1,485             132,089
  Restructuring reserve                                    3,335                 754                                   4,089
  Accrued expenses and
    other current
    liabilities                       12,443              33,070              14,016                                  59,529
  Current portion
    of borrowings                      4,500               6,423                 132                                  11,055
                                   ---------           ---------           ---------           ---------           ---------
Total current liabilities            (63,114)             85,135             197,353                                 219,374

                                 March 31, 2000
                          (Dollar amounts in thousands)

                                                      Non-Guarantor     Guarantor       Eliminations /
                                          Parent       Subsidiaries    Subsidiaries     Adjustments     Consolidated
Pension liability                                             2,175            7,426                            9,601
Post retirement
  medical benefits
  liability                                                                   46,953                           46,953
Deferred income taxes                         (1,997)                          9,291                            7,294
Other non-current
  liabilities                                                 4,631            3,658                            8,289
Long-term borrowings
  less current portion                       226,734         35,690              197                          262,621
                                     ---------------  -------------  ---------------  --------------  ---------------
Total liabilities                            161,623        127,631          264,878                          554,132
Redeemable preferred
  stock                                                                       40,451                           40,451
Shareholders' equity
  Common stock                                 1,050         39,882           97,349        (137,231)           1,050
Accumulated other
  comprehensive
   income (loss)                                             (6,914)          (2,776)                          (9,690)
Retained earnings                             13,461         12,629               33         (13,254)          12,869
                                     ---------------  -------------  ---------------  --------------  ---------------
Total shareholders' equity                    14,511         45,597           94,606        (150,485)           4,229

Total liabilities and
shareholders' equity                        $176,134       $173,228         $399,935       ($150,485)        $598,812
                                     ===============  =============  ===============  ==============  ===============

                 Condensed Consolidating Statement of Operations
                  For the Three Months ended December 31, 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                       Non-Guarantor         Guarantor       Eliminations /
                                       Parent          Subsidiaries        Subsidiaries        Adjustments        Consolidated
Net sales                           $                           $124,728           $97,779  $                             $222,507
Cost of sales                                                    107,805            88,664                                 196,469
                                    --------------  --------------------  ----------------  ------------------  ------------------
  Gross profit                                                    16,923             9,115                                  26,038

Selling, general and
  administrative
  expenses                                    (152)                6,518             8,960                                  15,326
Gain on sale of equipment                                           (208)             (156)                                   (364)
                                    --------------  --------------------  ----------------  ------------------  ------------------
Operating income                               152                10,613               311                                  11,076
  Interest expense, net                     (1,238)               (3,050)           (7,225)                                (11,513)
  Other income                                 101                    58               111                                     270
                                    --------------  --------------------  ----------------  ------------------  ------------------
  Income (loss) before
    income taxes                              (985)                7,621            (6,803)                                   (167)
Income tax (provision) benefit                 434                (2,723)            2,351                                      62
                                    --------------  --------------------  ----------------  ------------------  ------------------
Income (loss) before equity
  in income of
  consolidated
  subsidiaries                                (551)                4,898            (4,452)                                   (105)

Equity in income of
  consolidated
  subsidiaries                                 446                                                        (446)
                                    --------------  --------------------  ----------------  ------------------  ------------------

Net income (loss)                            ($105)               $4,898           ($4,452)              ($446)              ($105)
                                    ==============  ====================  ================  ==================  ==================

                 Condensed Consolidating Statement of Operations
                   For the Nine Months ended December 31, 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                         Non-Guarantor         Guarantor       Eliminations /
                                       Parent            Subsidiaries        Subsidiaries        Adjustments        Consolidated
Net sales                           $                           $299,606          $327,295  $                             $626,901
Cost of sales                                                    256,311           299,612                                 555,923
                                    --------------  --------------------  ----------------  ------------------  ------------------
  Gross profit                                                    43,295            27,683                                  70,978

Selling, general and
  administrative
  expenses                                  (3,298)               15,712            28,971                                  41,385
Gain on sale of equipment                      (10)                 (963)             (180)                                 (1,153)
                                    --------------  --------------------  ----------------  ------------------  ------------------
Operating income (loss)                      3,308                28,546            (1,108)                                 30,746
  Interest expense, net                     (3,842)               (5,943)          (19,377)                                (29,162)
  Other income                                 185                     5               142                                     332
                                    --------------  --------------------  ----------------  ------------------  ------------------
  Income (loss) before
    income taxes                              (349)               22,608           (20,343)                                  1,916
Income tax (provision) benefit                  75                (8,150)            7,279                                    (796)
                                    --------------  --------------------  ----------------  ------------------  ------------------
Income (loss) before equity
  in income of
  consolidated
  subsidiaries                                (274)               14,458           (13,064)                                  1,120

Equity in income of
  consolidated
  subsidiaries                               1,394                                                      (1,394)
                                    --------------  --------------------  ----------------  ------------------  ------------------

Net income (loss)                           $1,120               $14,458          ($13,064)            ($1,394)             $1,120
                                    ==============  ====================  ================  ==================  ==================

                 Condensed Consolidating Statement of Operations
                  For the Three Months ended December 31, 1999
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                       Non-Guarantor         Guarantor       Eliminations /
                                       Parent          Subsidiaries        Subsidiaries        Adjustments        Consolidated
Net sales                           $                            $64,309          $135,372  $                             $199,681
Cost of sales                                                     51,606           123,194                                 174,800
                                    --------------  --------------------  ----------------  ------------------  ------------------
  Gross profit                                                    12,703            12,178                                  24,881

Selling, general and
  administrative
  expenses                                    (610)                3,865             9,645                                  12,900
(Gain) loss on sale of equipment                                      (1)              430                                     429
                                    --------------  --------------------  ----------------  ------------------  ------------------
Operating income                               610                 8,839             2,103                                  11,552
  Interest expense, net                     (1,299)               (1,477)           (5,248)                                 (8,024)
  Other income                                  39                   184               169                                     392
                                    --------------  --------------------  ----------------  ------------------  ------------------
  Income (loss) before
    income taxes                              (650)                7,546            (2,976)                                  3,920
Income tax (provision) benefit                 162                (2,840)              881                                  (1,797)
                                    --------------  --------------------  ----------------  ------------------  ------------------
Income (loss) before equity
  in income of
  consolidated
  subsidiaries                                (488)                4,706            (2,095)                                  2,123

Equity in income of
  consolidated
  subsidiaries                               2,611                                                      (2,611)
                                    --------------  --------------------  ----------------  ------------------  ------------------

Net income (loss)                           $2,123                $4,706           ($2,095)            ($2,611)             $2,123
                                    ==============  ====================  ================  ==================  ==================

                 Condensed Consolidating Statement of Operations
                   For the Nine Months ended December 31, 1999
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                       Non-Guarantor         Guarantor       Eliminations /
                                       Parent          Subsidiaries        Subsidiaries        Adjustments        Consolidated
Net sales                           $                           $176,740          $430,388  $                             $607,128
Cost of sales                                                    147,398           389,783                                 537,181
                                    --------------  --------------------  ----------------  ------------------  ------------------
  Gross profit                                                    29,342            40,605                                  69,947

Selling, general and
  administrative
  expenses                                  (3,046)               11,171            28,171                                  36,296
(Gain) loss on sale of equipment                                    (483)              615                                     132
                                    --------------  --------------------  ----------------  ------------------  ------------------
Operating income                             3,046                18,654            11,819                                  33,519
  Interest expense, net                     (3,868)               (3,945)          (15,452)                                (23,265)
  Other income                                  97                   200               227                                     524
                                    --------------  --------------------  ----------------  ------------------  ------------------
  Income (loss) before
    income taxes                              (725)               14,909            (3,406)                                 10,778
Income tax (provision) benefit                  96                (5,781)              725                                  (4,960)
                                    --------------  --------------------  ----------------  ------------------  ------------------
Income (loss) before equity
  in income of
  consolidated
  subsidiaries                                (629)                9,128            (2,681)                                  5,818

Equity in income of
  consolidated
  subsidiaries                               6,447                                                      (6,447)
                                    --------------  --------------------  ----------------  ------------------  ------------------

Net income (loss)                           $5,818                $9,128           ($2,681)            ($6,447)             $5,818
                                    ==============  ====================  ================  ==================  ==================

                 Condensed Consolidating Statement of Cash Flows
                   For the Nine Months Ended December 31, 2000
                          (Dollar Amounts in thousands)
                                   (Unaudited)


                                                                  Non-Guarantor           Guarantor
                                                  Parent          Subsidiaries          Subsidiaries         Consolidated
Net cash provided by
  (used in)
  operating activities                                ($53,774)             $44,885               ($3,909)            ($12,798)
                                              ----------------  -------------------  --------------------  -------------------
INVESTING ACTIVITIES
Purchase of businesses,
  net of cash acquired                                 (17,058)              (7,574)                                   (24,632)
Purchase of property,
  plant and equipment                                    1,610              (39,759)              (12,513)             (50,662)
Proceeds from sale
  of equipment                                              22                  625                    42                  689
                                              ----------------  -------------------  --------------------  -------------------
Net cash used in
  investing activities                                 (15,426)             (46,708)              (12,471)             (74,605)
                                              ----------------  -------------------  --------------------  -------------------
FINANCING ACTIVITIES
Net proceeds (payments)
  on borrowings                                         62,692               (1,775)               17,552               78,469
Debt financing costs                                    (1,890)                                                         (1,890)
Payment of preferred stock dividends                                                                 (596)                (596)
                                              ----------------  -------------------  --------------------  -------------------
Net cash provided by
  (used in)
  financing activities                                  60,802               (1,775)               16,956               75,983
                                              ----------------  -------------------  --------------------  -------------------
Effect of foreign
  currency rate
fluctuation on cash                                                             (17)                 (162)                (179)
                                              ----------------  -------------------  --------------------  -------------------
Net increase (decrease)
  in cash                                               (8,398)              (3,615)                  414              (11,599)
Cash at beginning
  of period                                              8,565                8,837                   241               17,643
                                              ----------------  -------------------  --------------------  -------------------
Cash at end of period                                     $167               $5,222                  $655               $6,044
                                              ================  ===================  ====================  ===================

                 Condensed Consolidating Statement of Cash Flows
                   For the Nine Months Ended December 31, 1999
                          (Dollar Amounts in thousands)
                                   (Unaudited)

                                                                  Non-Guarantor           Guarantor
                                                  Parent          Subsidiaries          Subsidiaries         Consolidated
Net cash provided by
  (used in)
  operating activities                                 ($5,197)              $5,818               $12,790              $13,411
                                              ----------------  -------------------   -------------------  -------------------
INVESTING ACTIVITIES
Purchase of businesses,
  net of cash acquired                                                           59                                         59
Purchase of property,
  plant and equipment                                   (3,448)             (12,351)              (14,830)             (30,629)
Purchase of
  Marketable securities                                                         741                 3,262                4,003
                                              ----------------  -------------------   -------------------  -------------------
Net cash used in
  investing activities                                  (3,448)             (11,551)              (11,568)             (26,567)
                                              ----------------  -------------------   -------------------  -------------------
FINANCING ACTIVITIES
Net proceeds (payments)
  on borrowings                                           (808)               7,946                  (546)               6,592
  Debt financing costs                                     (59)                                                            (59)
Payment of preferred stock dividends                                                                 (596)                (596)
                                              ----------------  -------------------   -------------------  -------------------
Net cash provided by
  (used in)
  financing activities                                    (867)               7,946                (1,142)               5,937
                                              ----------------  -------------------   -------------------  -------------------
Effect of foreign
  currency rate
fluctuation on cash                                                            (645)                  (15)                (660)
                                              ----------------  -------------------   -------------------  -------------------
Net increase (decrease)
  in cash                                               (9,512)               1,568                    65               (7,879)
Cash at beginning
  of period                                              9,741                9,158                   109               19,008
                                              ----------------  -------------------   -------------------  -------------------
Cash at end of period                                     $229              $10,726                  $174              $11,129
                                              ================  ===================   ===================  ===================


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


                                     Three Months Ended                 Nine Months Ended
                                        December 31,                       December 31,
                                     2000          1999                2000           1999
                                -----------------------------      -----------------------------
Net Sales
     United States                     $62,471       $98,303            $203,184       $288,903
     Canada                             35,307        44,841             124,111        141,485
     Mexico                             17,781         4,954              41,949         11,153
     France                             79,177        38,866             181,841        137,617
     Other Europe                       27,771        12,717              75,816         27,970
                                -----------------------------      -----------------------------

                                      $222,507      $199,681            $626,901       $607,128
                                =============================      =============================


                                 December 31,    March 31,
                                     2000          2000
                                -----------------------------
Identifiable assets
     United States                    $293,155      $284,085
     Canada                            114,085       123,815
     Mexico                             55,601        27,265
     France                            199,270       121,219
     Other Europe                       84,035        42,428
                                -----------------------------

                                      $746,146      $598,812
                                =============================

10. RECENT EVENTS

On August 1, 2000, the Company entered into an Amended and Restated Credit Agreement with Citicorp USA, Inc. as Administrative Agent and Collateral Agent, Comerica Bank as Syndication Agent, Credit Suisse First Boston as Documentation Agent and Salomon Smith Barney, Inc. as Arranger and Book Manager, providing for a $50.0 million term loan and a $125.0 million revolving credit facility for working capital and other general corporate purposes. The Credit Agreement expires on September 30, 2004.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Three and nine months ended December 31, 2000
        As compared to the three and nine months ended December 31, 1999

Results of Operations

The three and nine months ended December 31, 2000, statements of operations for Oxford Automotive, Inc. (the "Company") include the results of operations for substantially all subsidiaries. Wackenhut GmbH ("Wackenhut") was acquired on June 28, 1999, the automotive design and prototype service business of Farley, Inc. ("the Technology Division") was acquired on February 16, 2000, the Gessaroli Group was acquired on April 3, 2000, and AIMDF was acquired August 2, 2000. Each was accounted for using the purchase method of accounting. Based on the above, the three month statement of operations for the period ended December 31, 1999 does not include the operating results of the Technology Division, the Gessaroli Group or AIMDF. The nine month statement of operations for the period ended December 31, 1999 does not include the operating results of the Technology Division, the Gessaroli Group or AIMDF and includes only the operations of Wackenhut from its acquisition date to December 31, 1999.


The following table sets forth, for the periods indicated, certain accounts from the Company's statements of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.



(Dollars in millions)
                           Three Months           Three Months           Nine Months            Nine Months
                               Ended                  Ended                  Ended                  Ended
                         December 31, 2000      December 31, 1999      December 31, 2000      December 31, 1999
Net sales                $222.5      100.0%     $199.7      100.0%     $626.9      100.0%     $607.1      100.0%

Gross profit               26.0       11.7%       24.9       12.5%       71.0       11.3%       69.9       11.5%

Selling, general and
     administrative        15.3        6.9%       12.9        6.5%       41.4        6.6%       36.3        6.0%

Operating income           11.1        5.0%       11.5        5.8%       30.7        4.9%       33.5        5.5%

Net interest expense       11.5        5.2%        8.0        4.0%       29.2        4.7%       23.3        3.8%

Net income (loss)          (0.1)       0.0%        2.1        1.1%        1.1        0.2%        5.8        1.0%

Memo: EBITDA               22.3       10.0%       20.3       10.2%       61.0        9.7%       58.2        9.6%


NET SALES -- Net sales for the three months ended December 31, 2000 were $222.5 million. This represents an increase of $22.8 million as compared to net sales for the three months ended December 31, 1999 of $199.7 million. Excluding $43.0 million of additional net sales due to acquisitions made since the prior year, there was an overall decrease in net sales, which is the result of the year over year negative foreign exchange impact due to the devaluation of the EURO, reduced volumes relating to the Ford Explorer, the balance out of certain General Motors light truck and SUV platforms and reduction on overall North American OEM production schedules. The decrease was partially offset by the launch of components for the GMT 250 Pontiac Aztek and the Ford four-door F150, as well as increased content on the Mercedes C, E and S Class platforms and increased volume with PCA and Renault.

For the year to date period, net sales were $626.9 million, an increase of $19.8 million as compared to $607.1 million for the same period last year. Excluding $110.0 million of additional net sales due to acquisitions made since the prior year, there was an overall decrease in net sales, which is primarily the result of a negative foreign exchange impact, lower customer requirements and the balance out of certain General Motors light truck and SUV platforms. The decrease was partially offset by the launch of the GMT 250 Pontiac Aztek, and increased content on certain Mercedes, PCA and Fiat platforms (U64 Midsize commercial vehicle and the Renault Megane and Scenic).

GROSS PROFIT -- For the three months ended December 31, 2000, gross profit increased to $26.0 million or 11.7% of net sales as compared to $24.9 million or 12.5% of net sales for the same period in the prior year. Excluding the impact of acquisitions made since the prior year, there was a decrease in gross profit, which is primarily the result of lost gross profit related to lower North American production volumes, the balance out of certain General Motors' light truck and SUV platforms, increased European raw material costs, reduction in recovery pricing for process scrap in North America and the negative impact of foreign exchange. The decrease was partially offset by the ramp up of production vehicle build of the GMT 250 Pontiac Aztek, incremental gross profit from the added vehicle sales content as described above and the favorable impact of customer tooling. In addition, the Company continues to reduce fixed costs through successful asset utilization and redeployment, management of employee benefits and effective program management of product launches.

For the year to date period, gross profit was $71.0 million, an increase of $1.1 million as compared to $69.9 million for the same period last year. As explained above, excluding acquisitions, there was a decrease in gross profit, which is primarily a result of lower customer requirements, the balance out of certain General Motors' platforms, the impact of foreign exchange and increased raw material costs. The decrease was partially offset product launches, incremental gross profit from the added vehicle sales content as described above, and overall costs reduction initiatives relating to quick die change, asset utilization, and employee benefits.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- For the three months ended December 31, 2000, SG&A expenses increased to $15.3 million or 6.9% of net sales, compared to $12.9 million or 6.5% of net sales for the same period in the prior year. The increase in spending can be directly associated with recent acquisitions. The Company also continues to support global customers in the areas of product design, and program and tool management. The increase as a percentage of sales is the result of increased current spending required to support future global programs.

For the year to date period, SG&A expenses increased to $41.4 million or 6.6% of net sales as compared to $36.3 million or 6.0% of net sales for the same period in the prior year. As explained above, the increase is primarily related to recent acquisitions, business development and global support of customer programs. Excluding acquisitions, spending decreased as a result of tighter controls over global communication and administrative costs.

INTEREST EXPENSE - For the three months ended December 31, 2000, net interest expense was $11.5 million, an increase of $3.5 million, as compared to $8.0 million for the same period last year. The increase can be attributed to acquisitions during the period, interim financing of customer tooling, and higher incremental borrowing rates on variable rate debt. The increase was offset by working capital initiatives implemented during the period.

For the year to date period, net interest expense was $29.2 million, an increase of $5.9 million as compared to $23.3 million for the same period last year. Similar to the three month period ended December 31, the increase can be attributed to acquisitions, financing of customer tooling, and higher incremental borrowing rates.

NET INCOME - For the three months ended December 31, 2000, the Company reported a net loss of $0.1 million, a decrease of $2.2 million as compared to a prior year net income of $2.1 million. For the year to date period, the Company reported net income of $1.1 million, a decrease of $4.7 million as compared to the prior year. The decrease in earnings was primarily the result of gross margin impacts attributable to decreased North American OEM production, balance out of the SUV and light truck sales, the negative impact of foreign exchange, and overall higher interest expense. The decrease was partially offset by net income attributable to acquisitions.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net income adjusted for the non-cash charges relating to depreciation and amortization, and deferred taxes, generated approximately $31.4 million of cash for the nine months ended December 31, 2000. A net change in the working capital items relating to accounts receivable, inventory, and accounts payable provided $11.0 million of cash during the period. Cash of $12.7 was used to support customer tooling programs. Net cash of $42.5 million was used to support the remainder of non-working capital operating activities (accrued expenses, restructuring reserve, other noncurrent liabilities and prepaid expenses and other noncurrent assets ). During the period, the Company used approximately $74.6 million for investing activities, including $24.6 million for the acquisition of the Gessaroli Group and AIMDF and net capital expenditures of approximately $50.0 million.

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

At December 31, 2000, the Company had approximately $62.4 million available under the Senior Credit Facility, subject to its terms and conditions. At December 31, 2000, the Company had $50.0 million outstanding under its term loan, $58.7 million outstanding under the line of credit and $3.9 million in outstanding letters of credit to support workers' compensation commitments. The Credit Agreement expires on September 30, 2004.

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

Capital expenditures were $50.7 million, or 8.1% of net sales for the nine months ended December 31, 2000 as compared to $30.6 million, or 5.0% of net sales for the nine months ended December 31, 1999. The increase of $20.1 million was due primarily to spending to support customer programs, acquisitions, and for cost reduction and productivity improvement projects. Other capital expenditures included health and safety items, and computer and network upgrades.

For fiscal 2001, the Company's capital expenditures for its' restricted and unrestricted subsidiaries are expected to be $72.4 million, consisting of $55.5 million to support new business and increase capacity, $12.3 million for maintenance, rebuilds and improvements, and $4.6 million in other expenditures, including health, safety and environmental.

The Company believes that cash generated from operations, together with amounts available under the Senior Credit Facility will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance its 10 1/8% Senior Subordinated Notes due 2007 and to extend or refinance its other indebtedness will be subject to future economic conditions and to financial, business, and other factors such as the temporary idling of numerous North American OEM assembly facilities and the overall broad decline in North American production, that are beyond the Company's control.

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

The Company has performed a quantitative analysis of our overall currency rate exposure at December 31, 2000. Based on this analysis, a 10% change in currency rates would not have a material effect on the Company's earnings.

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

The Company has performed a quantitative analysis of its overall interest rate exposure at December 31, 2000. Based on this analysis, a 10% change in the average cost of the Company's variable rate debt would not have a material effect on its earnings.



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

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders.

         Pursuant to a shareholder consent, dated as of October 31, 2000, in lieu of an annual shareholder meeting, the existing board of directors of the registrant was re-elected in its entirety. The written consents of shareholders holding 241,284 of the registrant's 309,750 shares of common stock outstanding were received and voted in favor of each member of the board. On November 6, 2000, the board of directors appointed George R. Mrkonic, Jr. and Herve Guillaume as additional directors of the Company.


On August 29, 2000, the registrant successfully completed a consent solicitation with respect to amendments to each of the Indentures governing its outstanding 10 1/8 % Senior Subordinated Notes due June 2007, as described in the registrant's report on Form 8-K dated August 29, 2000 and incorporated herein by reference. Pursuant to the consent solicitation, of the $199.6 million of the Series D Notes outstanding, consents were received with respect to $193.1 million and of the $350,000 of Series A/B Notes outstanding, consents were received with respect to $225,000.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  There are no Exhibits included with this report.

         (b) No reports on Form 8-K were filed by the registrant during the three months ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2001                     OXFORD AUTOMOTIVE, INC.




                                             By:  /s/ AURELIAN BUKATKO
                                                 ----------------------------
                                                  Aurelian Bukatko
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting and
                                                  Financial Officer)