Form 10-K405
period 2001-03-31
OXFORD AUTOMOTIVE INC
filed 2001-06-29
CIK 1040475

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


           For the fiscal year ended March 31, 2001
                           OR

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

At June 20, 2001, there were outstanding 298,711 shares of the Registrant's common stock.

                                     PART I

ITEM 1.  BUSINESS

    GENERAL

         For purposes of this Report, the "Company", "our", "we", and "us" shall refer to Oxford Automotive, Inc. ("Oxford Automotive") and its consolidated subsidiaries, unless the context otherwise requires.

         We are a leading global Tier 1 or direct supplier of high-quality, engineered metal components, assemblies, mechanisms and modules used by original equipment automotive manufacturers, commonly referred to as "OEMs". Our core products are complex, high value-added products, primarily assemblies containing multiple stamped parts, forgings, various welded, hemmed or fastened components and locking and release mechanisms. Our product focus is directed toward four areas: closure panels, suspension systems, complex structural systems and mechanisms. These products, which include large structural stampings (door module) and assemblies, including exposed "Class A" surfaces, leaf springs and smaller complex welded assemblies, are used in manufacturing a variety of sport utility vehicles ("SUVs"), light and medium trucks, mini-vans, vans and passenger cars. These products are also used in the recently introduced "hybrid vehicles", defined as a cross between the popular SUV segment and traditional passenger car segment. We are the sole source supplier of these products to our customers. On a pro forma basis, assuming the acquisition of Aries Industries Mecanismes et Decoupage Fin S.A. described below, had occurred on April 1, 2000, we would have had net sales of $884.5 million and EBITDA before the impact of the Rationalization Charge described below of $62.1 million for the fiscal year ended March 31, 2001.

    Our largest customers, based on pro forma net sales for the fiscal year ended March 31, 2001, assuming the acquisition of Aries Mecanismes had occurred April 1, 2000 are: Ford Motor Company (23%), General Motors Corporation (18%), DaimlerChrysler AG (15%), Renault S.A. (14%), Peugeot S.A. (14%), Fiat (5%) and The Saturn Corporation (4%). We have been providing products to our major customers in the United States for more than 50 years and the European OEMs for more then 20 years and have earned outstanding commercial ratings for our high-quality standards, including GM's Supplier of the Year and Mark of Excellence Awards, Ford's Q1 Award, DaimlerChrysler's Gold Pentestar Award, CAMI's President's Award and have recently been named one of three strategic stampers for Mercedes Benz. We also sell our products to other Tier 1 suppliers. For the fiscal year ended March 31, 2001, approximately 58% of our net sales, on a pro forma basis assuming the acquisition of Aries Mecanismes occurred on April 1, 2000, were derived from sales of our products manufactured for SUVs, mini-vans, vans and light trucks. In recent years, SUVs, mini-vans, vans and light trucks have experienced stronger growth in vehicle production as compared to the passenger car sector. This sector includes those platforms and models which have strong consumer demand, such as Ford's F-Series Pickup, Ranger, Explorer and Windstar, DaimlerChrysler's Ram pickup and mini-vans, Renault's Kangoo and Espace, and Peugeot's Monospace. See Note 14 of the Oxford Automotive, Inc. Notes to Consolidated Financial Statements for a description of the Company's domestic and export sales.

         OEMs are increasingly demanding full service design, engineering, program management and production capabilities. Our recent acquisitions continue to strengthen our position as a leading Tier 1 supplier of assemblies, systems and modules to the OEMs. We have the critical mass and capabilities in the areas of design and advance engineering, sales and marketing, and product expertise that provide the basis for our strategy of becoming a fully-integrated, global systems/module supplier. Through acquisitions, the Company's revenues have risen at a compounded annual growth rate of 58% from $85 million for fiscal year 1996 to $824 million for the fiscal year ended March 31, 2001. These acquisitions have also allowed us to support our customers on a worldwide basis, with current facilities in the United States, Canada, Mexico, France, Germany, Italy, Turkey, Argentina and a joint venture interest in Venezuela.

         We currently operate 38 manufacturing facilities, all of which are QS9000 certified. The facilities offer the latest technologies in metal stamping (machining and fine blanking), forging, welding and assembly production equipment, including fully-automated hydraulic and wide-bed press lines (up to 350 inches), robotic welding cells, robotic hemming, autophoretic and cataphoretic corrosion resistant coating, injection molding, die casting and a patented eye forming process. We also have the worldwide exclusive rights (outside the CIS--formerly Soviet Union) to the "MAZ" tapering process for our suspension applications. In excess of $300 million has been invested since 1992 in capital investments to support sales growth, expand production capabilities and improve efficiency and flexibility. Our diverse line of over 575 presses that range up to 3,000 tons including both conventional and transfer technology and state-of-the-art robotic weld assembly and hemming equipment are capable of manufacturing a broad assortment of parts and assemblies ranging from simple stampings to full-size, Class A door and closure panels. We are one of a few independent suppliers that has the ability to produce large, complex stampings, as well as the technical expertise and automated assembly capabilities to provide high value-added modules such as door apertures and assemblies, A-pillars, Class A surface products, control arms, multiple leaf and parabolic leaf springs and mechanisms.

         During the year ended March 31, 2001, we successfully launched several new programs including control arms for the GM - Trailblazer/Envoy/Bravada, the door, hood, and underbody assemblies for the Pontiac Aztec and Buick Rendezvous, doors and structural components and apron assembly for the Ford Focus and Escort, and structural components for the Peugeot 306 and Monospace. These programs generated approximately $53.0 million of net sales in 2001. Other recent significant business awards not yet in production, together with the sales management believes will be generated by the awards, include: Saturn Vue front and rear sub-frame ($24.0 million), Renault W84 closure panels ($40.0 million), Peugeot T52 program ($50.0 million) and the Ford Mustang control arms ($11.0 million). We believe these awards may generate the proposed sales, however, such sales will be subject to an automotive industry downturn and a decrease in customer demand for motor vehicles could adversely affect our sales. See "Item 1. Business - Forward Looking Statements."

    BUSINESS STRATEGY

         Our principal objective is to be a leading, full-service, global Tier 1 supplier of design and engineering services and integrated systems solutions based on metal forming and related manufacturing technologies. We believe that we are well positioned to benefit from three significant trends in the stamping and metal forming segments of the automotive industry: outsourcing, consolidation and globalization. Outsourcing of metal stamping has increased in response to competitive pressures on OEMs to improve quality and reduce capital requirements, labor costs, overhead and inventory. Whereas traditionally this was only prevalent in North American OEMs, European OEMs are now actively pursuing this strategy. Consolidation among automotive industry suppliers has occurred as OEMs have more frequently awarded long-term sole source contracts to the most capable global suppliers. In addition, OEMs are increasingly seeking full service suppliers who can provide a complete package of design, engineering, project management and manufacturing support for an integrated system (such as a front-end system). Finally, OEMs are positioning themselves to reach emerging markets in a cost effective manner by seeking to design and produce "world cars" which can be designed in one vehicle center and produced and sold in different geographic markets. We intend to capitalize on these trends through internal development and strategic acquisitions. The key elements of our strategy include the following:

         Provide Full-Service Program Management. We are focused on developing full-service program management capabilities. We work with OEMs throughout the product development process from concept and prototype development through the design and implementation of manufacturing processes. Program management begins with the assembly of a cross functional team drawn from every aspect of the business - program managers with experience in all disciplines, as well as personnel from such areas as engineering, quality, finance, purchasing and human resources. This roster also includes key representatives from our technical headquarters, the manufacturing plant and the client. We believe our ability, through our North American and European technology centers, to manage programs and provide design, engineering, prototyping, tooling, blanking, stamping, forging, assembly, and corrosion resistant coating to our customers creates a unique capability present in only a limited number of suppliers. We believe this capability will enable us to manage large programs, assist us in reducing customer program launch time, lower customer costs and increase our margins.

         Supply Complex, High Value-Added Systems. As a result of our technical design and engineering capabilities and our reputation for highly-efficient manufacturing operations, we are able to secure supply relationships for complex, high value-added products, primarily assemblies and modules that contain multiple stamped parts and various welded, hemmed or fastened components. For example, we produce closure panels - doors, decklids, hoods and trunk lids for the Saturn LS, Saturn Sport Coupe, Pontiac Aztek and the Renault Megane, the radiator enclosure, floor pan and toe-to-dash panel for the Ford Windstar, floor pan assembly for the Renault Espace, the control arm on the PN-131 platform, the control arm assemblies for Ford's F-Series pickups and DaimlerChrysler's T-300, the radiator support assembly for GM's W-car (Grand Prix, Century, Lumina, Monte Carlo, Regal and Intrigue), complex A-pillar assemblies for the Ford Mustang and the Ford Ranger pickup, and multiple leaf, parabolic (long taper) multiple leaf, and single leaf long taper suspension systems for products ranging from Ford's F-Series pickups to DaimlerChrysler's mini-vans. These complex products typically generate higher dollar content per vehicle as well as higher margins for the Company as compared to simple, individual stampings. We plan to capitalize on our ability to develop and provide integrated modules and assemblies to deliver to the OEMs an integrated product such as a complete door or front-end system. In addition to doors, radiator supports and Class A surface components, we believe we have unique expertise with respect to control arms and leaf springs, which we will further develop as a fully integrated suspension system.

         Focus on High Growth Vehicle Categories. Our sales and marketing efforts have been, and will continue to be, directed toward sectors of the automotive market that have experienced strong consumer demand. In North America, the high growth segment is SUVs, mini-vans, vans and light trucks and the emerging hybrid segment, while in Europe the high growth segment is passenger cars. For the fiscal year ended March 31, 2001, approximately 58% of our sales were derived from the SUV segment and on a pro forma basis assuming the acquisition of Aries Mecanismes had occurred on April 1, 2000, approximately 35% of our sales were derived from the passenger car segment.

         Provide Superior Engineering Solutions. We provide engineering solutions to our customers through our extensive product and engineering expertise. Weight reduction, modularization and integration of components into systems, using state of the art design, prototyping and process technologies, address the customer requirements for continuous improvement. As a full service global supplier, we have taken a leading position in integrating simulation software into our design culture. This considerable investment in time and resources supports one long-term goal: finding new technologies for old line stamping operations and working to achieve cost reduction and manufacturing efficiencies. Our Technology Division is a full service provider of early phase product design, process simulation and is a leader in large die prototyping and complex welded assemblies. The division also provides supplemental design and engineering services to the automotive OEMs and Tier 1 suppliers.


         Further Our Global Presence. We are actively pursuing additional strategic acquisitions and joint-venture opportunities in Europe and Mexico and intend to pursue opportunities that will allow us to increase our presence in South America, and establish a presence in Asia and other markets in order to serve our customers on a global basis. Several OEMs have announced certain models designed for the world automobile market. As a result, the OEMs have encouraged their existing suppliers to establish foreign production support for these programs. This globalization provides access to new customers and technology, as well as economic cycle diversification. We currently have operations in the United States, Canada, Mexico, France, Germany , Turkey, Argentina and Italy and have established a presence in Venezuela.

         Pursue Strategic Acquisitions and Alliances. In response to the trend in the OEM market toward "full service systems suppliers", we are focused on making strategic acquisitions and entering into strategic alliances and joint ventures that will enhance our ability to provide integrated systems (such as a door or front-end systems) or otherwise leverage our existing business by providing additional program management, engineering, product, manufacturing and service capabilities. We also intend to pursue acquisitions that will expand our customer base by providing an entree to new customers, including the North American operations of Asian and European based OEMs. We believe that the continuing supplier consolidation in the stamping and metal forming segments may also provide attractive opportunities to acquire high-quality companies at favorable prices, including businesses which can be improved financially through overhead elimination, organizational restructuring, plant reconfiguration, labor contract negotiations and management changes. We will also pursue acquisitions that enable us to achieve a global presence.

    RECENT DEVELOPMENTS

    On April 3, 2000, we acquired through a wholly owned indirect subsidiary, the Group Gessaroli business from Officine Meccaniche Gessaroli S.p.A., Gess.cardi Gessaroli Agostino & c.s. as., and various individuals. The purchase price was ITL 24.0 billion ($11.8 million) plus up to ITL 3.6 billion ($1.8 million) for the payment of income taxes and debt, subject to a closing date net asset adjustment, if applicable. On April 3, 2000, ITL
    21.6 billion ($10.7 million) of the total purchase price was paid to sellers and ITL 2.4 billion ($1.2 million) was held back, pending any applicable purchase price adjustment or indemnification claim. On October 19, 2000, the purchase price adjustment was finalized and resulted in the elimination of the ITL 2.4 billion hold back. The Gessaroli Group's integrated manufacturing operations cover all functions of design, engineering, die and mold construction, parts production and assembly for its metal formed components including fine blanking and weld and assembly of components, modules and injection molded products.

         On August 2, 2000, pursuant to a share purchase and sales agreement, dated August 2, 2000, among Oxford Automotive Mecanismes et Decoupage Fin II SAS, a wholly-owned indirect subsidiary of the Company and Aries Industries, S.A., we acquired all of the issued and outstanding shares of Aries Mecanismes from Aries Industries. The purchase price was FF 430 million, subject to possible downward adjustments for minimum net assets as of the August 2, 2000 and minimum EBITDA for the twelve months after August 2, 2000. On the closing date, FF 350 million less approximately FF 60 million in financial indebtedness assumed or approximately FF 290 million was paid to Aries Industries. The remaining purchase price of FF 80 million, subject to any applicable purchase price adjustment or indemnification claim, is payable in two equal installments on the second and third anniversaries of the closing date, subject to the possible early payment of up to FF 10 million of the deferred payments if certain conditions relating to the minimum EBITDA adjustment are met. Effective February 13, 2001, the final purchase price negotiations resulted in the elimination of the deferred purchase price of FF 80 million. For the year ended December 31, 1999, Aries Mecanismes had net sales of approximately $160 million US. Aries
    Mecanismes' integrated manufacturing operations cover all functions of design, engineering, parts production and assembly of door, hood and decklid hinges, latches, sliding door mechanisms, parking brakes, jacks, fine blanking, hot rolled profiles and other metal formed components. The Company intends to continue and expand the current operations of Aries Mecanismes.

    On March 30, 2001, we announced that we would close plants, eliminate jobs and take a one-time after tax restructuring charge of approximately $43 million ($71 million pre-tax). Approximately $37 million of the charge was recorded in the fourth quarter of fiscal year ended March 31, 2001, with the balance to be reflected in the first two quarters of fiscal year ending March 31, 2002. This capacity rationalization action anticipates the closure of four North American plants over a two year period and will result in the elimination of up to 500 jobs of the North American salaried and hourly workforce. These actions will reduce excess capacity and result in the transfer of substantially all of the products manufactured in the closed facilities to other Oxford Automotive facilities ( See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Capacity Rationalization Plan").

   INDUSTRY TRENDS

         The OEM market to which we sell our products consists of program management, design, engineering, prototype and development, production and sale of parts, components, assemblies and modules or systems (several components assembled together) for use in the manufacture of new motor vehicles. Our performance, growth and strategic plan are directly related to certain trends within the OEM market. The North American OEMs have each been substantially reducing the number of suppliers that may bid for awards and outsourcing an increasing percentage of their production requirements. This trend is now rapidly developing among the European OEMs as well. As a result, the OEMs are focusing on the development of long-term, sole source relationships with suppliers who can provide more complex parts, as well as complete subassemblies and modules on a just-in-time basis while at the same time meeting strict quality requirements. These requirements are accelerating the trend toward consolidation of the OEMs supplier base, as those suppliers who lack the capital and production expertise to meet the OEMs needs, either cease to operate or are merged with larger suppliers. OEMs benefit from outsourcing because outside suppliers generally have significantly lower cost structures and, as described below, suppliers can assist in shortening development periods for new products.

         In addition to consolidation and outsourcing, suppliers are participating earlier in the design and engineering process, providing research, as well as product development, product testing/validation, prototyping and tooling. OEMs generally expect Tier 1 suppliers to (i) participate in the design and engineering of complex assemblies, (ii) develop the required manufacturing process to deliver these assemblies on a just-in-time basis, and (iii) assume responsibility for quality control. This results in shorter development times for new products, as evidenced by the "go-fast" program, proceeding from concept to market in less than 24 months, initiated by General Motors on the Pontiac Aztek, as well as higher quality and lower part costs.

         While the focus by the OEMs remains quality and cost, we believe that the focus for the future will also be on global capabilities of program management, design innovation and ability to provide value-added products and systems. The OEMs have been very successful in making high-quality and low cost a minimum requirement to remain in the industry, as opposed to a competitive advantage for certain suppliers. These evolving requirements can best be addressed by suppliers with sufficient resources to meet such demands. For full-service suppliers such as us, this environment provides an opportunity to grow by obtaining business previously provided by other suppliers who can no longer meet the current or future requirements and expectations of the OEMs and by acquisitions that further enhance product manufacturing and service capabilities. Although the requirements of the OEMs have already resulted in significant consolidation of component suppliers in many product segments, we believe that many opportunities exist for further consolidation within our business segments.

    PRODUCTS

         We generate the majority of our net sales from large, complex, high value-added closures and structural modules, primarily assemblies that generally consist of multiple parts, which we stamp, forge and assemble with various welded or fastened components. We are the sole source supplier of these complex modules and assemblies. Our product focus is directed toward four areas: closure panels, suspension systems, complex structural systems and mechanisms. These products include unexposed components and assemblies that are fundamental to the structural integrity of the vehicle such as A-pillars, radiator supports, floor pans, toe-to-dash panels, leaf springs, frame and suspension components, reinforcements, locking mechanisms, latches and hinges. In addition to unexposed modules and assemblies, we have the capability and expertise to produce Class A surfaces such as door assemblies, door apertures, rocker panels, fuel filler doors, which require virtually flawless finishes and more stringent customer requirements than unexposed assemblies. These products require superior engineering and automated manufacturing and assembly capabilities due to their exterior visibility, complexity, and high volume requirements. The combination of these systems and modules provides the capability to virtually build an entire body-in-white and all related closure panels.

         We focus on complex and larger components and assemblies that typically generate higher dollar content per vehicle as well as higher margins for the Company. These assemblies, such as the A, B and C pillars, control arms, leaf springs, door assemblies, door apertures, deck lids and radiator supports require larger, high tonnage, wide-bed, fully-automated press capabilities, complex automated weld and hemming assembly, autophoretic and cataphoretic corrosion resistant coating, machining, and automated assembly of purchased components. In addition, we provide mechanisms for high value/ complex function such as door hinges with integrated door stops and electric sliding door devices.


         The charts below detail our major customers, platforms and our major products


           WORLDWIDE                                                  WORLDWIDE
           CUSTOMERS                                                  PLATFORMS

Audi                          A6, B6, C6,
CAMI                          Tracker, Vitara, Swift
DaimlerChrysler               Dakota, Cherokee, Ram pickup, Durango, Caravan/Voyager
Fiat                          Punto, Bravo/Brava, Marea, Ducato, Multipla, Alfa 145/146, Alfa 156,
                              Alfa 166, Alfa Sportive, Lancia Y, Lancia K, Lancia Lybra
Ford Motor Company            Explorer, F-Series Pickup, Focus, Mustang, Ranger, Econoline,
                              Expedition, Countour/Mystique, Escort, Sporttrac, Mondeo and Transit
General Motors                Corvette, Grand Prix, S/T Pickup, Suburban, Astro/Safari, Cavalier, Seville, Aztek,
                              Rendezvous, Envoy/Bravada/Trailblazer, Grand Am
Honda                         Accord/Civic
Mercedes                      Ebobus,  Sprinter, Actros/Atego , C Class SL, E Class, Unimog, SLK, A Class, CLK S Class
                              and Maybach
Nissan                        Micra
Opel                          T300/Corsa, T600/Zaphra, Astra
PSA Peugeot Citroen            Evasion /806 , Xantia, 205, 306, 405, Berlingo, 106/Saxo, Xsara
Renault                       Megane, Express, Kangoo, Master, Laguna, Espace, Twingo, Clio
Saab                          9.3 Convertible, 9.5 Sedan
Saturn                        LS, Sport Coupe, Vue
Toyota                        Yaris
Volkswagon                    Golf, Passat




                         PRODUCT LINES


STRUCTURAL                                                          CHASSIS
Bow-roof panel, door frame, frame rear upper,                       front body Brackets, cross members, engine cradles, fuel tanks,
hinge pillar, full floor pan, instrument panels, panel back         spring shackles/hangers, spring towers
body pillar, panel center pillar inner, rail assembly engine compartment, rear floor member, roof rails, toe to dash panel



COMPLEX STAMPINGS/ASSEMBLIES                                         SUSPENSION

Floor pan assemblies, frame windshield front, inner                  Control arms, leaf springs (multi/ conventional/parabolic),
door panels, heat shields, oil pans, radiator support                twist axles, control links and spring mounts
assembly




CLASS A                                                              MECHANISMS
Closure panels, door assemblies, hood/bonnet, roof panels            Door and articulating hinges, latches, locking mechanisms,
truck cabs                                                           sliding door mechanisms, pedal assemblies, parking brakes
                                                                     and jacks

    We have received purchase orders for production commencing after the current model year, which production typically continues through the product's life cycle and is subject to the volume requirements of customers, for the following major products on an annualized basis: Saturn Vue front and rear sub-frame ($24.0 million), Renault W84 closure panels ($40.0 million), Peugeot T52 program ($50.0 million) and the Ford Mustang control arms ($11.0 million). We believe these awards may generate the proposed sales, however such sales will be subject to an automotive industry downturn and a decrease in customer demand for motor vehicles could adversely affect our sales. See "Item 1. Business - Forward Looking Statements."

    DESIGN AND ADVANCED ENGINEERING

         We strive to maintain a technological advantage through investment in program management, product design, advanced engineering and prototype capabilities in an effort to exceed the customer's expectations for value and service. Our engineering staff encompasses such disciplines as computer aided design, commonly known as CAD, virtual prototyping, draw die and process simulation, advanced engineering, manufacturing feasibility, and tooling and process development.

         As our customers continue to outsource larger assembled systems which must be designed at earlier stages of vehicle development rather than the smaller parts which are attached to them, we are increasingly required to utilize advanced engineering resources early in the planning process. Advanced engineering resources create improved engineering design, CAD feasibility studies, working prototypes and testing programs to meet customer specifications. Given this increased demand for early involvement in the design and engineering aspects of production development, we established a technical center in North America, and most recently Europe, that houses our engineering and design groups. We utilize structured program management based on the Automotive Industry Action Group sanctioned Advanced Part Quality Planning principles to ensure part quality in all phases of design and manufacturing. We have an established data management and CAD department through the Technology Division that supports all major customer systems. We provide full and complete engineering solutions up through "black box" design. "Black box" design involves the customer setting broad product requirements and leaving the design, material, tooling and production to the supplier. We also provide "gray box" engineering capabilities in which the customer has principal design responsibility while our engineers work closely with the customer in designing the specifications of the product material, the part to be produced and the tooling required to produce the finished product. We are also on-line with all major customers which accelerates the process of design changes.

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

    CUSTOMERS AND MARKETING

         We supply our products on a long-term preferred and sole source basis, primarily to Ford (23%), GM (18%), DaimlerChrysler (15%), Renault (14%), Peugeot (14%), Fiat (5%) and Saturn (4%) (percentages are approximates of net sales for the fiscal year ended March 31, 2001 on a pro forma basis for the acquisition of Aries Mecanismes) with the remaining net sales comprised of sales primarily to other automotive suppliers. We have been providing products directly to our customers in the United States for more than 50 years, and directly to European OEMs for more than 20 years. We currently have locations in the United States, Canada, Mexico, France, Germany, Italy, Turkey, Argentina and Venezuela and provide components for OEMs doing business in Europe, North America and South America. We believe our presence in Europe and Mexico is strategically important and has led to several significant new opportunities with OEMs doing business in these locations. We also believe that Metalcar, our Venezuelan joint venture, provides further entree into Mexican and South American markets. We believe Metalcar's production capabilities and strong management team will provide us with the means to further penetrate these markets not only for springs, but also metal stamping and other Company products. We maintain very strong relationships with our customers and continually strive to exceed customer expectations and anticipate customer needs. This approach has enabled us to maintain our status as a long-term supplier with each of our major customers and as part of a limited group of preferred suppliers invited to bid for platform work.

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

         We believe that the advanced engineering and sales organization at our technical centers offer services few other suppliers have available for their customers on a global basis. The group's primary activities are:

         -    program management
         -    quoting/cost estimating
         -    assembly/automation
         -    CAD design and data control
         -    virtual prototyping
         -    draw die simulation
         -    tool process/design
         -    early phase prototypes

         The sales group is divided into customer-oriented business units, each with a business unit manager responsible for all facets of customer needs, as well as strategies for growing their particular customer base. The entire group is dedicated to advanced technical development and servicing a multitude of customers' needs as one team.

    RAW MATERIALS

         The cost of raw materials represented approximately 49.6% of our net sales for the fiscal year ended March 31, 2001 on a pro forma basis for the acquisition of Aries Mecanismes. On an annual basis, steel represents approximately 58% of total raw materials purchases. We expect to purchase nearly 500,000 tons of steel in fiscal 2002 for use in our production. The remaining 42% of raw materials purchases is represented by various purchased parts such as forgings, bushings, ball joints, isolators, corrosion resistant coating, and various fasteners.

         We participate with respect to the majority of our North American platforms in steel purchase programs through Ford, GM and DaimlerChrysler. Beginning in November of 2000, our European operations also began limited participation in such programs with Renault. Under these programs, the steel is purchased by the OEM from the steel mill and sold to us at a negotiated or matrixed price. These purchase programs effectively neutralize the exposure to steel price increases and decreases, as any price increases from the steel mills are either absorbed by the OEM prior to our purchase of the steel or such increases are reflected in our purchase of the steel and passed back to the OEM in the product pricing.

    COMPETITION

         The market for our products is characterized by strong competition from both captive OEM suppliers and external, non-captive suppliers. We compete with a limited number of competitors that have the physical assets and technical resources to produce large bed stampings, complex parts and subassemblies of multiple parts. Our largest competitors include The Budd Company, a subsidiary of Thyssen AG; Magna International Inc.; Tower Automotive, Inc.; Trianon Industries Corp.; Ogihara America Corp.; Wagon PLC; Mayflower Corporation, PLC; Shiloh Industries; Magnettosre; Benteler AG; and divisions of OEMs with internal stamping and assembly operations. Within the leaf spring segment of our business our main competitor is Rassini, Inc., and in the suspension segment of our business our major competitors are TRW, Inc., Dana Corp. and Benteler AG.

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

    EMPLOYEES

         At March 31, 2001, we employed approximately 7,400 persons in the United States, Canada, Mexico, France, Italy, Germany, Turkey and South America, of which approximately 1,600 are employed on a salaried basis and the balance are hourly employees. Substantially all of the hourly employees are represented by various local unions through collective bargaining agreements. These individual agreements which are from three to five years in length expire over the period February 2002 through July 2005.

         In 1994, prior to our acquisition of the facility, we experienced a two-week work stoppage at the Chatham, Ontario facility. In addition, in 1996, prior to our acquisition of Cofimeta S.A, we experienced a three-week work stoppage at the saint Florent facility. Other than these events, we have not experienced any organized work stoppages at any time during the past ten years. At the present time, we believe that our relations with our employees are good.

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

     FORWARD LOOKING STATEMENTS

         This report contains statements relating to such matters as anticipated financial performance, business prospects and other matters, including statements relating to volume growth, awarded sales contracts, or statements expressing general optimism about future operating results that are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company may from time to time publish or communicate other statements that could also be construed to be forward-looking statements. These statements are or will be based on the Company's estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below, that could cause actual results to differ materially from those included in the forward-looking statements.

         The risks and uncertainties that may affect the operations, performance, development and results of operations of the Company include the following: (1) the OEM supplier industry is highly cyclical and, in large part, impacted by the strength of the economy generally, by prevailing interest rates and by other factors which may have an effect on the level of sales of automotive vehicles; (2) future price reductions, increased quality standards or additional engineering capabilities may be required by the OEMs, which are able to exert considerable pressure on their suppliers; (3) the OEMs may decide to in-source some of the work currently performed by the Company; (4) work stoppages and slowdowns may be experienced by OEMs and their Tier 1 suppliers, as a result of labor disputes; (5) there may be a significant decrease in sales of vehicles using the Company's products or the loss by the Company of the right to supply any of such products to its major customers; (6) increased competition could arise in the OEM supplier industry; and (7) changing federal, state, local and foreign laws, regulations and ordinances relating to environmental matters could affect the Company's operations, including the effects of any possible new legislation related to the Ford/Firestone recall.






ITEM 2.  PROPERTIES

         Our corporate headquarters, engineering, technical center and sales offices are currently located in Troy, Michigan, a suburb of Detroit, close to our core of North American automotive customers. Our manufacturing plants are strategically located near OEM manufacturing sites.

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

         As OEMs have increased quality standards and implemented just-in-time and sequenced delivery/inventory management methods, the consistency of quality, as well as the timeliness and reliability of shipments by OEM suppliers, have become crucial in meeting logistical demands of the OEMs and reducing operating costs of the supplier. We have responded by developing and adopting manufacturing practices that seek to maximize quality and eliminate waste and inefficiency in our own operations and in those of our customers. Our manufacturing and engineering capabilities enable us to design and build high quality, efficient manufacturing systems, processes and equipment. We have invested heavily in our commitment to quality through education of employees and implementation of cost management and control systems from the plant floor up.

         All suppliers are required to meet numerous quality standards in order to qualify as a preferred and long-term supplier to the OEMs. The QS-9000 standards were developed by international and domestic automobile and truck manufacturers to ensure that their suppliers meet consistent quality standards that can be independently audited. The QS-9000 standards provide for the standardization and documentation of a supplier's policies and procedures to improve suppliers' efficiencies. The European automobile and truck manufacturers have developed similar standards to the QS-9000 standards, referred to as EAQF. We are QS-9000 certified and our operations in Europe are EAQF, QS-9000 and ISO 9002 certified.

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


         A summary of our major facilities, including the facilities of our less than majority owned affiliates is set forth below:




     Country                 Facility           Size (Sq. Ft.)       Country             Facility           Size (Sq. Ft.)
     -------                 --------           --------------       -------             --------           --------------

  United States     Alma, Michigan                      389,000      Mexico       Saltillo (1)                        20,000
                    Argos, Indiana                      386,000                   Silao (1)                           42,000
                    Corydon, Indiana                    200,000                   Ramos Arizpe (1)(2)                330,000
                    Chicago, Illinois                   160,000
                    Greencastle, Indiana                214,000      France       Douai (3)                          600,000
                    Lapeer, Michigan (5)                 85,000                   Elancourt (1)                       37,000
                    Hillman, Michigan                     6,760                   Orbec                              188,000
                    Masury, Ohio (5)                    150,000                   St. Florent                        431,000
                    Oscoda, Michigan (5)                 57,000                   Essomes                            150,700
                    Prudenville, Michigan (5)            76,000                   Champigny                          112,000
                    Troy, Michigan (1)                   54,000                   St. Pierre                         188,400
                    Troy CET                             16,000                   Brevilly                           172,200

      Canada        Cambridge, Ontario (5)              290,000      Germany      Altensteiger                       301,000
                    Chatham, Ontario (5)                190,000                   Iselshausen                        132,000
                    Wallaceburg, Ontario (5)            240,000                   Wolfsberg                          134,000

      Italy         Turin (3)                           110,000     Argentina     General Rodriguez (1)                6,450
                    Pozilli (1)                         129,000     Venezuela     Valencia (4)                       122,000
                                                                     Turkey       Bursa (1)                           32,300

         (1) All properties above are owned, with the exception of those denoted above. These properties are leased with lease expiration dates ranging from June 2002 to February 2008.
         (2) We have entered into a cross border asset usage facility for this location.
         (3) The Douai, France location has two facilities. The Turin, Italy location has four facilities.
         (4) Owned by Metalurgica Carabobo, S.A., a Venezuelan joint venture of which we have a 49% interest.
         (5) This facility is subject to a mortgage under the Company's Senior Credit Facility.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended March 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         There is no established trading market for any class of common equity of the Company. As of June 20, 2001, there were 22 shareholders of record of the Company's common stock.

         We have not paid cash dividends during the past two fiscal years and do not plan to pay cash dividends in the near term. We are restricted in our ability to pay dividends under certain debt covenants.

         The Company did not sell any equity securities during the year ended March 31, 2001 that were not registered under the Securities Act of 1933, as amended.



ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated historical financial data of the Company for the years ended March 31, 1997, 1998, 1999, 2000 and 2001. The selected consolidated historical financial data for the years ended March 31, 1997 and 1998 was derived from the audited consolidated financial statements of the Company not included herein. The selected consolidated historical financial data for the years ended March 31, 1999, 2000 and 2001 was derived from the audited consolidated financial statements of the Company, which are included elsewhere in this Report, together with the report of PricewaterhouseCoopers LLP, independent accountants. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the related notes and other financial information presented elsewhere in this Report.


                                                                              Historical
                                                           ----------------------------------------------------------


                                                           3/31/97       3/31/98     3/31/99      3/31/00     3/31/01
                                                           -------       -------     -------      -------     -------
                                                                        (Dollars in thousands)
         Statement of Operations Data:

         Net Sales                                         $136,861     $ 410,321   $ 591,645    $809,065     $823,548
         Gross Profit                                        11,773        41,901      55,067      96,126       66,584
         Selling, General and Administrative                  7,685        21,180      32,129      49,247       56,942
         Restructuring Charge                                               1,610       1,151                   55,154
         (Gain) loss on Sale of Equipment                                 (1,602)       (777)         193       (1,274)
         Equipment Impairment and
               Nonrecurring charges (a)                         287
                                                           --------     --------    --------     --------     --------
         Operating Income (Loss)                              3,801       20,713      22,564       46,686      (44,238)
         Interest Expense                                     3,388       10,710      20,903       31,350       40,844
         Other Income (Expense)                               2,201          321       4,445        1,486       (1,280)
         Income (Loss) Before Income Taxes                    2,614       10,324       6,106       16,822      (86,362)
         Provision (Benefit) for Income Taxes                 1,065        4,733       2,953        9,216      (18,604)
                                                           --------     --------    --------     --------     --------

         Net Income (Loss)                                 $  1,549     $  5,591    $  3,153     $  7,606     $(67,758)
                                                           ========     ========    ========     ========     ========

         Net Income (Loss) per share                       $   9.37     $  13.74    $   5.92     $  20.29     $(223.01)

         Balance Sheet Data (end of period):
         Cash and Cash Equivalents                         $  9,671     $ 18,321    $ 19,008     $ 17,643      $63,600
         Accounts Receivable                                 47,626       65,273     152,281      139,912      115,764
         Inventories                                         13,411       21,305      48,104       53,187       61,652
         Total Assets                                       243,694      320,032     542,930      598,812      750,731
         Total Debt                                          99,829      139,448     263,862      273,676      396,624
         Redeemable Preferred Stock                          39,300       40,192      40,319       40,451       40,574
         Total Shareholders' Equity                           2,341        6,118         928        4,229      (75,954)
         OTHER DATA:
         Depreciation and Amortization                     $  5,041     $ 20,279    $ 25,450     $ 32,038     $ 40,166
         Capital Expenditures                                 3,326       16,273      33,625       37,843       80,796
         EBITDA (b)                                        $ 11,043     $ 40,654    $ 51,818     $ 80,210     $ (5,352)
         Gross Margin (c)                                      8.60%      10.21%        9.31%       11.88%        8.09%


         --------------
         (a) This provision includes income before taxes for the discontinuance of Laserweld International, L.L.C. and Parallel Group International, Inc. Management does not anticipate that these costs will be a part of future operations.
         (b) EBITDA is defined as income (loss) before interest, income taxes, depreciation and amortization. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities for the purpose of analyzing the Company's operating performance, financial position and cash flows.
         (c) Gross margin is defined as gross profit as a percent of net sales for each of the applicable periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

              The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Report. The historical financial information for the Company has been impacted by several recent acquisitions. The historical information for the fiscal year ended March 31, 2001 includes the complete results of operations for the Gessaroli Group, which was acquired on April 3, 2000. The historical information for the fiscal year ended March 31, 2001 includes only a portion of the operating results of Aries Mecanismes, which was acquired on August 2, 2000. The historical information for the fiscal year ended March 31, 2000 includes only a portion of the operating results of Wackenhut Gmbh Karosserie und Fahzeugfabrik, acquired June 28, 1999, and the automotive engineering, design and prototype service business (the "Technology Division") of Farley, Inc. acquired February 16, 2000. Each of these acquisitions was accounted for using the purchase method of accounting. The historical information for the fiscal year ended March 31, 1999 includes only a portion of the results of operations for Cofimeta S.A. and its subsidiaries, acquired February 5, 1999.

      FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

              Net Sales -- Net sales for the year ended March 31, 2001 were $823.5 million. This represents an increase of $14.4 million as compared to net sales for the fiscal year ended March 31, 2000 of $809.1 million. Excluding $126.3 million of net sales due to acquisitions made since the prior year, there was an overall decrease in net sales. The primary factor was the significant reduction in overall North American OEM production schedules, specifically in the fourth quarter, as a reaction to softening vehicle sales and a rapid OEM inventory adjustment. Other factors included negative foreign exchange impact due to the devaluation of the EURO, reduced volumes relating to the Ford Explorer and the balance out of certain General Motors light truck and SUV platforms. The decrease was partially offset by the launch of components for the GMT 250 Pontiac Aztek and the Ford four-door F150, as well as increased content on the Mercedes C, E and S Class platforms and increased volume with Peugeot and Renault (Kangoo and Megane). On a pro forma basis, had the net sales from all acquisitions been included for the entire fiscal 2001, net sales would have been $884.5 million.

              Gross Profit -- Gross profit was $66.6 million or 8.1% of net sales for the year ended March 31, 2001 as compared to $96.1 million or 11.9% of net sales for the year ended March 31, 2000. Excluding the impact of acquisitions made since the prior year, and the impact of the $6.9 million rationalization charge recorded in cost of goods sold, there was a decrease in gross profit, which is primarily the result of lost gross profit related to lower North American production volumes, the balance out of certain General Motors' light truck and SUV platforms, increased European raw material costs, increased costs of outsourcing due to European capacity constraints and the negative impact of foreign exchange. The decrease was partially offset by the ramp up of current year production launches, incremental gross profit from the added vehicle sales content as described above and the favorable impact of customer tooling. In addition, the Company continues to reduce fixed costs through successful asset utilization and redeployment, management of employee benefits and effective program management of product launches.

              Selling, General and Administrative Expenses ("SG&A") -- SG&A expenses were $56.9 million or 6.9% of net sales as compared to $49.2 million or 6.1% for the year ended March 31, 2000. The increase in spending can be directly associated with recent acquisitions, including the growth of our European technical centers. We continue to support ongoing and new customer program launches, through global tool management, training, and commitment to product innovation. The increase as a percentage of sales is the result of increased current spending required for these future global programs and the impact of the rapid reduction in North American production volumes.

              Interest Expense - Interest expense was $40.8 million or 5.0% of net sales as compared to $31.4 million or 3.9% for the year ended March 31, 2000. The increase of $9.4 million can be attributed to acquisitions during the period, interim financing of customer tooling, and higher incremental borrowing rates on variable rate debt. The increase was offset by working capital initiatives implemented during the period.

              Income Tax -- Income tax benefit recorded was $18.6 million for the period ended March 31, 2001 as compared to $9.2 million tax provision for the year ended March 31, 2000. The decreased income tax of $27.8 million is a result of the decrease in income as explained previously (including the benefit related to the rationalization charge) as well as an overall decrease in the effective rate related to the impact of foreign operations. We expect the overall effective rate to be reduced in the future based on strategic foreign tax planning and the management of foreign tax credits.

              Net Income - Due to the foregoing, the net loss was $67.8 million or 8.2% of net sales for the year ended March 31, 2001 as compared to net income of $7.6 million or 0.9% of net sales for the year ended March 31, 2000.

    FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31,
    1999

              Net Sales -- Net sales for the year ended March 31, 2000 were $809.1 million. This represents an increase of $217.5 million as compared to net sales for the fiscal year ended March 31, 1999 of $591.6 million. Net sales for the fiscal year ended March 31, 1999 included net sales of Cofimeta only from the acquisition date of February 5, 1999 through March 31, 1999. The increase for fiscal year 2000 was due principally from the incremental sales for Cofimeta and the acquisitions of the Wackenhut and the Technology Division ($200.5 million). The remaining increase resulted from continued strength of the sport utility, light truck and van segments, the launch of the Saturn LS and incremental business on the Dodge Durango platform, the impact of the General Motors strike ($12.7 million reduction included in prior year) and increased volumes for the Renault Espace and Kangoo platforms. The increase in sales was offset by the balance out of certain General Motors light truck and SUV platforms and the reduction in European cataphoretic volumes. On a pro forma basis, had the net sales from all acquisitions been included for the entire fiscal 2000, net sales would have been $838.5 million.

              Gross Profit -- Gross profit was $96.1 million or 11.9% of net sales for the year ended March 31, 2000 as compared to $55.1 million or 9.3% of net sales for the year ended March 31, 1999. This represents an increase of $41.0 million as compared to the prior year. The gross profit increase is related to the incremental sales resulting from acquisitions, combined with operating improvements made throughout the year on existing as well as acquired sales. Gross profit was also increased based on productivity improvements, fixed costs reduction through plant rationalization (previously announced Hamilton, Indiana and Athens, Tennessee facility closures), increased uptime through employment of quick die change technology and recovery from the impact of the GM strike ($5.2 million). Gross profit was adversely impacted by investments made for program launches (Pontiac Aztek in Mexico, Saturn LS, DaimlerChrysler Durango/Dakota) and premium costs associated with customer demand in excess of tool capacity. Continued efforts are being made through plant and capacity rationalization and maximization of asset utilization to improve the overall performance of operations.

    In December 1999, the Company entered into an agreement with Grainger Integrated Supply, a division of W.W. Grainger, Inc. ("Grainger") for the management of its North American routine maintenance and manufacturing supplies. As a part of the agreement, Grainger agreed to purchase from the Company, selected supply inventories at cost. In accordance with the Company's policy, these costs were expensed as originally purchased and a portion of the expense was reversed.

              Selling, General and Administrative Expenses ("SG&A") -- SG&A expenses were $49.2 million or 6.1% of net sales as compared to $32.1 million or 5.4% for the year ended March 31, 1999. The increase in spending can be directly associated with the European acquisitions, including the establishment and staffing of a European technical center. In addition, we continue to support ongoing and new customer program launches, through global tool management, training, and commitment to product innovation. We intend to invest in the necessary resources to support customer engineering requirements and global program management needs.


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

    CAPACITY RATIONALIZATION PLAN

    The production schedules of our North American customers during the three months ended March 31, 2001 were significantly lower as compared to the three months ended March 31, 2000. As a result of this lower volume, as well as the weaker retail automotive market in North America, our North American sales decreased during the three months ended March 31, 2001. In light of the current market conditions, lower industry volumes and other strategic factors, on March 27, 2001, the Company announced a capacity rationalization plan (the "Rationalization"). The Rationalization includes the planned closure of several plants, elimination of jobs and includes a one-time restructuring charge of $71.3 million before taxes. See Note 9 of the Oxford Automotive, Inc. Notes to Consolidated Financial Statements.

    The charge is to be recorded in the following periods (dollars in thousands):

    Year ended March 31, 2001                                          $ 62,081
    Year ended March 31, 2002                                             9,227
                                                                       --------

    Total Rationalization charge before taxes                          $ 71,308
                                                                       ========



    The charge for the year ended March 31, 2001 consists of and has been reflected in the income statement as follows (dollars in thousands):

    COST OF GOODS SOLD:
         Reserve for loss contract                                     $ 4,400
         Provision for supply obsolescence                               2,527
                                                                       -------

       Total cost of goods sold                                        $ 6,927
                                                                       =======

    RESTRUCTURING PROVISION:
         Asset impairment including costs to dispose                   $42,088
         Lease termination charges and other exit costs to be incurred   9,197
         Employee severance                                              5,443

         Employee benefits (including curtailment gain)                    (5,365)
         Write off of intangible assets                                     1,396
         Other charges                                                      2,395
                                                                          -------

                                                                          $55,154

    Total Rationalization charge                                          $62,081
                                                                          =======



    The expected charge to be recorded during fiscal year ended March 31, 2002 ($9.2 million) represents expenses such as production transfer, inventory movement and other period costs which must be recognized in the period incurred. This Rationalization action anticipates the closure of four North American plants over two years and will result in the elimination of up to 500 jobs of the North American salaried and hourly workforce. These actions will reduce excess capacity and result in the transfer of substantially all of the products manufactured in the closed facilities to other of our facilities. We expect that the Rationalization action will result in net cash charges of approximately $12.9 million during the fiscal year ending March 31, 2002. The Rationalization charge includes a $42.1 million write-down of the net book value of excess, obsolete and non-core assets including costs necessary to dispose of such assets.

    The Rationalization accrual has been reflected in the balance sheet as follows (dollars in thousands):

    Property, plant and equipment -- asset impairment                   $42,088
    Restructuring accrual                                                20,835
    Employee benefit liabilities                                         (5,365)
    Noncurrent assets                                                     1,396
    Accrued expenses and other current liabilities                        2,527
    Noncurrent liabilities -- environmental reserve                         600
                                                                        -------

    Total Rationalization accrual                                       $62,081
                                                                        =======



    LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

              Net income adjusted for non-cash charges generated approximately $20.3 million of cash for the year ended March 31, 2001. A net change in the working capital items relating to accounts receivable, inventory, and accounts payable provided $94.4 million of cash during the period. Cash of $30.9 million was used to support customer tooling programs. Net cash of $41.3 million was used to support the remainder of non-working capital operating activities (accrued expenses, restructuring reserve, other noncurrent liabilities and prepaid expenses and other noncurrent assets). During the period, we used approximately $103.5 million for investing activities, including $25.7 million for the acquisition of the Gessaroli Group and Aries Mecanismes and $77.8 million for net capital expenditures.

              On August 1, 2000, we entered into a credit agreement with a syndicate of banks (the "Credit Agreement"), as subsequently amended and restated, under which the Company may borrow up to $175.0 million, of which a maximum of $30.0 million is available for letters of credit. At March 31, 2001, there was $103.6 million outstanding under the revolving line of credit, $50.0 million was outstanding under the term loan and $4.0 million was outstanding under letters of credit, leaving $17.4 million unused and available. At June 1, 2001, we had approximately $17.4 million available under the senior credit facility. The obligations under this senior credit facility are secured by substantially all of our assets and the assets of certain of our subsidiaries. The senior credit facility contains certain customary covenants, including reporting and other affirmative covenants, financial covenants, and negative covenants, as well as customary events of default, including non-payment of principal, violation of covenants, and cross-defaults to certain other indebtedness, including the indebtedness evidenced by the notes described below.

              As of June 8, 2001, the Company amended and restated its Credit Agreement to revise certain financial covenants and other conditions. These amendments revise the existing financial covenants which we expect will be through June 30, 2002, add a minimum EBITDA covenant, and institute restrictions on investments, acquisitions, capital expenditures, asset dispositions and other spending, generally until the Company attains certain financial performance benchmarks which we expect to achieve no later than the fiscal quarter ending December 31, 2002. In addition, the amendments require the pledge of certain Mexican assets in support of the borrowings by the Company's Canadian Subsidiary.

              During fiscal 1998, we issued $125 million of Series A 10 1/8th % Senior Subordinated Notes Due June 2007. During fiscal 1999, we issued $35 million of Series B 10 1/8th % Senior Subordinated Notes Due June 2007 and $40 million of Series C Senior Subordinated Noted Due June 2007. On June 9, 1999, we completed an exchange offer for our outstanding Notes. Pursuant to the exchange offer, all of the Series C Notes and $159.6 million aggregate principal amount of the Series A and Series B Notes were exchanged for our registered 10 1/8% Senior Subordinated Notes Due 2007, Series D, which are substantially identical to, and rank pari passu in right of payment with the Notes.


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

              Cash outlays for capital expenditures for both restricted and unrestricted subsidiaries were $80.8 million, or 9.8% of net sales for the year ending March 31, 2001 as compared to $37.8 million, or 4.7% of net sales for the year ended March 31, 2000. The increase of $43.0 million was due primarily to other capital expenditures related to the current year and upcoming launches of customer platforms (Buick Rendezvous, GM Envoy/Trailblazer/Bravada, Peugeot T52 program and Saturn Vue), press equipment and rebuilds, safety and maintenance equipment, automation and other productivity improvement expenditures, and other items including computers and welding equipment.

              For fiscal 2002, our capital expenditures are expected to be $78.3 million, consisting of a $56.2 million investment to support new business and increase capacity, $18.4 million for maintenance, rebuilds and improvements, and $3.7 million in other expenditures, including health, safety, environmental and maintenance items.

              We believe that cash generated from operations, together with amounts available under the Senior Credit Facility, will be adequate to meet our debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. Our future operating performance and ability to service or refinance the Notes and to extend or refinance our other indebtedness will be subject to future economic conditions and to financial, business and other factors that are beyond our control.




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

              We have performed a quantitative analysis of our overall currency rate exposure at March 31, 2001. Based on this analysis, a 10% change in currency rates would not have a material effect on our earnings.

              Interest Rates. We generally manage risk associated with interest rate movements through the use of or combination of variable and fixed rate debt. Our exposure as a result of variable interest rates relates primarily to outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates.

              We have performed a quantitative analysis of our overall interest rate exposure at March 31, 2001. Based on this analysis, a 10% change in the average cost of our variable rate debt would not have a material effect on our earnings.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section of this Report and are incorporated herein by reference.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The following table sets forth the name, age and position of each of the directors and executive officers of Oxford Automotive. Each director of Oxford Automotive will hold office until the next annual meeting of shareholders or until his successor has been elected and qualified. Officers of Oxford Automotive serve at the discretion of the Board of Directors.



     NAME                       AGE              POSITIONS

     Selwyn Isakow               49              Chairman of the Board of Directors
     Rex E. Schlaybaugh, Jr      52              Vice Chairman of the Board of Directors and Secretary
     John W. Potter              58              Director, President and Chief Executive Officer
     Manfred J. Walt             48              Director
     Dennis K. Pawley            59              Director
     Herve Guillaume             54              Director
     George R. Mrkonic           48              Director
     Aurelian Bukatko            50              Executive Vice President-Chief Financial Officer
     Larry C. Cornwall           53              Executive Vice President
     John H. Ferguson            53              Vice President-Financial Operations and Assistant Secretary
     Noel R. Ancian              50              President Oxford Automotive Europe


              Selwyn Isakow, Chairman of the Board of Directors. Mr. Isakow has been a director of Oxford Automotive since its inception in 1995, was the President of Oxford Automotive from 1995 to May 1997, and was appointed Chairman of the Board in May 1997. Since 1985, Mr. Isakow has been the President of The Oxford Investment Group, Inc. ("Oxford Investment"), a private investment and corporate development company that acquires majority equity positions on behalf of its principals in industrial products manufacturing, financial services, niche distribution and other selected companies. Mr. Isakow generally serves as Chairman of the Board and a director of all such portfolio companies. Mr. Isakow is also a director of Champion Enterprises, Inc. and Ramco-Gershenson Properties Trust, and serves on the boards of numerous community organizations. From 1982 to 1985, Mr. Isakow was the Executive Vice President of Comerica Incorporated, a regional bank holding company, and from 1978 to 1982, was a principal at Booz, Allen and Hamilton, management consultants.

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

              John W. Potter, Director, President and Chief Executive Officer. Mr. Potter was appointed director, President and Chief Executive Officer of Oxford Automotive in June 2001. Prior to joining Oxford Automotive, Mr. Potter spent 13 years with TI Group plc, a $4 billion global engineering company with world-leading business groups in automotive, aerospace and industrial markets. Mr. Potter joined TI Group in 1988 as managing director of Bundy Europe. He was appointed president of Bundy Western Hemisphere in 1989 and chief executive of Bundy Group in 1990. He became a main board director of TI Group in 1992. He was chief executive of John Crane Group from 1994 to 1998. Upon his retirement from TI Group in 1999, Mr. Potter was a main board director and group director of manufacturing and quality.

              Manfred J. Walt, Director. Mr. Walt has been a director of Oxford Automotive since May 1997. Mr. Walt has been the Executive Vice President and Chief Financial Officer of Central Park Lodges Ltd., a Canadian assisted living company located in Toronto, Canada, since May 1998 and Executive Vice President of Retirement Residences Real Estate Investment Trust, a Canadian publicly held assisted living REIT since April 2001. From October 1997 to May 1998, Mr. Walt was the Sr. Vice President of Gentra, Inc., a Real Estate Company based in Toronto, Canada. From 1989 to September 1997, Mr. Walt was the Managing Partner-Financial Services of Edper Brascan Corporation ("Edper"), a diversified natural resources, energy and property development company. Gentra, Inc. is an affiliate of Edper. From 1980 to 1989, Mr. Walt served in various capacities with Edper. Mr. Walt is also director of Central Park Lodges Ltd., a privately held corporation engaged in the operation of assisted living facilities.

              Dennis K. Pawley, Director. Mr. Pawley has been a director of Oxford Automotive since January 1999. Mr Pawley co-founded the Lean Learning Center, assisting suppliers in the development of lean operating systems in April 2001. Mr. Pawley is also the Chairman and CEO of Pawley Enterprises, L.L.C., a provider of business consulting services. Mr. Pawley was Chairman and CEO of Guide Corporation from January 2000 to December 2000. Mr. Pawley had been the President and Chief Operating Officer of Performance Learning, a consulting company located in Las Vegas, Nevada, from February 1999 to April 2001. From 1991 to 1998, Mr. Pawley served as the Executive Vice President of Manufacturing for DaimlerChrysler in Auburn Hills, Michigan.

              Herve Guillaume, Director. Mr. Guillaume was appointed to the board of Oxford Automotive in November 2000. Mr. Guillaume has been the Chairman of Group Bonnet, a European consumer goods conglomerate since March 1997. From 1996 until 1998, he was Chairman of Groupe Valfond, a large automotive casting, forging and stamping company, from whom Oxford Automotive acquired the assets of Cofimeta, now Oxford Automotive-France. Previously he was President of Groupe Seribo and a member of the Board of the well-known Pinault Printemps Group where he held various leadership positions including President of several subsidiaries. He started his career at Citibank and spent ten years at Renault, ultimately rising to Director of Finance as well as Director of Commercial and Industrial Affairs of Renault Vehicules Industriels, the truck division of Renault.

              George R. Mrkonic, Director. Mr. Mrkonic was appointed to the board of Oxford Automotive in November 2000. Mr. Mrkonic is Vice Chairman of Borders Group, Inc., a global book and music retailer. From November 1994 to January 1997, Mr. Mrkonic was also the President of Borders Group, Inc. He was formerly President of Kmart Specialty Retail Group including Sports Authority, Builders Square, Pace, Payless Drugs and Office Max. His retail experience also included being President of Eyelab, Inc., a fast growing chain of optical super stores, and Herman's Sporting Goods, Inc., the largest U.S. sporting goods retailer. Mr. Mrkoninc is also on the Board of Directors of Champion Enterprises, Inc., Syntel, Inc., Cheap Tickets, Inc., Nashua Corporation, and Borders Group, Inc.

              Aurelian Bukatko, Executive Vice President-Chief Financial Officer. Mr. Bukatko was appointed Executive Vice President-Chief Financial Officer of Oxford Automotive in June 2000. From February 1999 to June 2000, Mr. Bukatko was Senior Vice President-Chief Financial Officer of Oxford Automotive. From December 1997 to February 1999, Mr. Bukatko was Corporate Treasurer of Hayes-Lemmerz International, a worldwide manufacturer of wheels, brake drums and rotors for motor vehicles. From August 1996 to November 1997, Mr. Bukatko served as Director of Global Currency Management for the Lear Corporation, a worldwide supplier of automotive interiors. From September 1991 to July 1996, Mr. Bukatko was the Treasurer and Financial Director, International for Lear Seating in Gustavsburg, Germany. Before joining Lear in 1991, Mr. Bukatko spent sixteen years at Inland Steel Industries, Inc. where he held various financial positions.

              Larry C. Cornwall, Executive Vice President. Mr. Cornwall was appointed Executive Vice President of Oxford Automotive in May 2000. From June 1999 to May 2000, Mr. Cornwall was the Senior Vice President-Global Business Development and from October 1995 to June 1999, Mr. Cornwall was the Vice President-Sales and

    Engineering at Veltri International, an automotive stamper. Engineering of Oxford Automotive and its predecessors. From 1991 to 1995, Mr. Cornwall was Vice President of Sales and

              John H. Ferguson, Vice President-Financial Operations and Assistant Secretary. Mr. Ferguson was appointed as a Vice President-Financial Operations and Assistant Secretary of Oxford Automotive in May 1997. Prior to that time, Mr. Ferguson was with Bundy, where he acted as Group Plant Manager from 1994 to 1996 and as Corporate Controller from 1992 to 1994. From 1984 to 1992, Mr. Ferguson held several positions with GenCorp. Inc., an automotive tire supplier, including Controller of the Automotive Products Group.

              Noel R. Ancian, President Oxford Automotive Europe. Mr. Ancian was appointed President of Oxford Automotive Europe ApS in July 2000. Prior to joining Oxford Automotive Europe, Mr. Ancian spent four years at Groupe Lapeyre as Managing Director. Groupe Lapeyre is a specialist in the manufacture and distribution of durable home equipment in Western Europe.

              Certain of the officers and directors of Oxford Automotive are also directors or officers of Oxford Automotive subsidiaries.

    BOARD COMMITTEES

              The Board of Directors have established an Executive Committee, an Audit Committee, and a Compensation Committee. The Executive Committee is responsible for exercising all of the duties of the Board of Directors that may lawfully be delegated to it by the Board of Directors under Michigan Law. The Executive Committee consists of Messrs. Isakow, Schlaybaugh and Potter. The Audit Committee is responsible for reviewing with management our financial controls and accounting and reporting activities. The Audit Committee reviews the qualifications of our independent auditors, makes recommendations to the Board of Directors regarding the selection of independent auditors, reviews the scope, fees and results of any audit and reviews non-audit services and related fees. The Audit Committee consists of Messrs. Schlaybaugh, Walt and Mrkonic. The Compensation Committee is responsible for the administration of all salary and incentive compensation plans for our officers and key employees, including bonuses. Salaries and bonuses will be reviewed by the Compensation Committee and will be adjusted in light of our performance, the responsibilities of each of our officers in meeting corporate performance objectives and other factors, such as length of service and subjective assessments. The Compensation Committee consists of Messrs. Isakow, Pawley and Guillaume.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth certain information as to the compensation earned by our Chief Executive Officer and our four other most highly paid officers (the "Named Executive Officers") for the last three fiscal years.

                           Summary Compensation Table

                                                                  Annual Compensation

                                                    ------------------------------------------------
         Name and Principal                                                                          All Other Compensation (1)
              Position                  Year              Salary ($)               Bonus ($)                  ($)

     Steven M. Abelman,                 2001               347,244                        -                   2,202
     President and CEO (2)              2000               320,833                  121,680                   2,594
                                        1999               291,669                   74,500                   2,267

     Larry C. Cornwall, Executive       2001               269,712                        -                   1,572
     Vice President                     2000               250,625                   60,060                   1,975
                                        1999               199,583                   37,500                   2,069

     Aurelian Bukatko, Executive        2001               238,526                        -                   3,022
     Vice President and CFO (3)         2000               200,000                   46,800                   1,500
                                        1999                     -                        -                       -

    Selwyn Isakow,                     2001               171,634                        -                       -
    Chairman                           2000               158,333                   84,240                       -
                                       1999               108,333                   37,500                       -

    Rex E. Schlaybaugh, Jr.,           2001               171,634                        -                       -
    Vice Chairman                      2000               158,333                   84,240                       -
                                       1999               150,000                   37,500                       -



         (1) "All Other Compensation" is comprised of contributions made by the Company to the accounts of each of the Named Executive Officers under the Company's 401K Plan.
         (2) Mr. Abelman resigned his positions with Oxford Automotive effective June 2001. See "Employment Agreements"
         (3) Mr. Bukatko was appointed Executive Vice President-Chief Financial Officer of Oxford Automotive in June 2000 and has been an executive officer since February 1999. Mr. Bukatko has agreed not to compete with the company for a period following termination of his employment and the Company has agreed to provide Mr. Bukatko severance payments equal to his base salary for three months following termination of his employment without cause.

    EMPLOYMENT AGREEMENTS

              As of May 1, 1997, as amended July 1, 1999, Oxford Automotive and Steven M. Abelman entered into an Employment and Noncompetition Agreement. The agreement provides that Mr. Abelman will serve as President and Chief Executive Officer of Oxford Automotive on an "at-will" basis. The agreement provides that Mr. Abelman will receive an annual base salary, will be eligible to receive a bonus of up to 60% of his salary as determined by the Board of Directors of Oxford Automotive, and will be entitled to certain fringe benefits. Mr. Abelman has also agreed not to compete with the Company during the period of his employment and for two years following the termination of his employment. Mr. Abelman is entitled to severance payments equal to 1.5 times his annual base salary as a result of the termination of his employment effective June 2001.

              As of June 2001, Oxford Automotive and John W. Potter entered into an Employment and Noncompetition Agreement. The agreement provides that Mr. Potter will serve as an executive officer of Oxford Automotive on an "at-will" basis. The agreement provides that Mr. Potter will receive an annual base salary, will be eligible to receive a bonus of up to 50% of his salary as determined by the Board of Directors of Oxford Automotive, and will be entitled to certain fringe benefits. Mr. Potter has also agreed not to compete with the Company during the period of his employment and for two years following the termination of his employment. Upon termination of his employment without cause, Mr. Potter is entitled to receive severance payments of up to one-half his annual base salary.

              On November 24, 1995, BMG, the predecessor to Oxford Automotive and Larry C. Cornwall entered into an Employment Agreement. The agreement provides that Mr. Cornwall will serve as an executive officer of the Company on an "at-will" basis. Mr. Cornwall has subsequently been appointed to his present position of Oxford Automotive. The agreement provides that Mr. Cornwall will receive an annual base salary, will be eligible to receive a bonus of up to 35% of his salary as determined by the Board of Directors, will be eligible to participate in the Company's profit sharing plan, and will be entitled to certain fringe benefits. Upon the termination of the agreement, Mr. Cornwall will be entitled to continue to receive his base salary for the longer of three months or the Canadian statutory requirement.

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


    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

              On August 4, 1997, a Compensation Committee, whose current members are Messrs. Isakow, Pawley and Guillaume, was appointed by the Board of Directors. Mr. Isakow is our Chairman and was our President from our inception in 1995 to May 1997. Pursuant to the terms of the Indentures for our outstanding 10 1/8% Senior Subordinated Notes due 2007, we are not permitted to enter into any transaction (including employee compensation arrangements) with any Affiliate (as defined in the Indentures) unless the transaction is arm's length and, if the transaction involves amounts in excess of $1 million in any one year, the terms of the transaction are set forth in writing and approved by a majority of the disinterested members of the Board of Directors. For similar transactions in excess of $5 million in any one year, an opinion of a recognized investment banking firm that such transaction is fair, from a financial standpoint, is also required.

              Mr. Isakow controls Oxford Investment, a private investment and corporate development company and Mr. Schlaybaugh is the Vice Chairman of Oxford Investment. We have entered into an Amended and Restated Management and Consulting System Agreement with Oxford Investment. Pursuant to the terms of this management agreement, Oxford Investment performs various consulting, management and financial advisory services on our behalf. We pay Oxford Investment a monthly management fee of $166,667 and will pay an investment banking fee, for acquisitions of $2.5 million or more, of 1.0% or 1.25% (for acquisitions outside of North America) of the aggregate acquisition cost for advice and assistance in connection with such acquisition, with a minimum fee of $200,000. No investment banking fee will be paid to Oxford Investment in connection with acquisitions for aggregate consideration of less than $2.5 million. The initial term of the agreement will end on December 31, 2005, but will automatically extend for additional one-year periods thereafter unless either party terminates the agreement. In addition, pursuant to the management agreement, Oxford Investment licenses to us the name "Oxford Automotive" which is owned by Oxford Investment.

              During the fiscal year ended March 31, 2001, we paid Oxford Investment management fees and expenses of approximately $1.8 million, and investment banking fees of $1.0 million.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              As of June 20, 2001, there were 298,711 issued and outstanding shares of the Common Stock, without par value, of the Company (the "Common Stock"). The following table sets forth information as of June 20, 2001 with respect to the Common Stock beneficially owned by each of our directors, the Named Executive Officers, all of our directors and executive officers as a group, and by other holders known to us as having beneficial ownership of more than 5% of the Common Stock. Selwyn Isakow and our other shareholders have entered into certain agreements, each of which contain substantially identical terms, the result of which gives Mr. Isakow voting control over 100% of the Common Stock, except under certain circumstances. See "-- Shareholder Agreements." Unless otherwise specified, the address for each person is 1250 Stephenson Highway, Troy, Michigan 48083.



                                                                              NUMBER OF      PERCENT
                 NAME AND ADDRESS OF BENEFICIAL OWNER                          SHARES        OF CLASS
                 ------------------------------------                        ----------     -----------

                 Selwyn  Isakow  (1) (3)...............................       167,371          56.03%
                 40900 Woodward Avenue, Suite 130,
                 Bloomfield Hills, Michigan  48304
                 ----------------------------------------------------------------------------------------
                 Rex E. Schlaybaugh, Jr................................        20,900           7.00%
                 40900 Woodward Avenue, Suite 130,
                 Bloomfield Hills, Michigan  48304
                 ----------------------------------------------------------------------------------------
                 Steven M. Abelman (2).................................           N/A            N/A
                 ----------------------------------------------------------------------------------------
                 John W. Potter........................................         1,500           0.50%
                 ----------------------------------------------------------------------------------------
                 Manfred J. Walt.......................................         2,000           0.67%
                 175 Bloor St., E., S. Tower, Suite 601
                 Toronto, Ontario, Canada  M4W 3R8
                 ----------------------------------------------------------------------------------------
                 Dennis K. Pawley                                                 300           0.10%
                 30201 Orchard Lake Road
                 Suite 315
                 Farmington Hills, Michigan  48334
                 ----------------------------------------------------------------------------------------
                 George R. Mrkonic                                                N/A            N/A
                 100 Phoenix
                 Ann Arbor, Michigan 48104
                 ----------------------------------------------------------------------------------------
                 Herve Guillaume                                                  N/A            N/A
                 53, rue de Boulainvilliers 75016 Paris,
                  France
                 ----------------------------------------------------------------------------------------
                 Aurelian Bukatko (3)..................................         3,000           1.00%
                 ----------------------------------------------------------------------------------------
                 Larry C. Cornwall.....................................         4,000           1.34%
                 ----------------------------------------------------------------------------------------
                 Robert H. Orley.......................................        20,600           6.90%
                 40900 Woodward Avenue, Suite 130,
                 Bloomfield Hills, Michigan  48304
                 ----------------------------------------------------------------------------------------
                 Gregg L. Orley........................................        20,600           6.90%
                 40900 Woodward Avenue, Suite 130,
                 Bloomfield Hills, Michigan  48304
                 ----------------------------------------------------------------------------------------
                 All directors and executive officers as a group
                   (11 persons) (1)(2)                                        204,571          68.48%




                 (1) Includes 140,124 shares owned by Hilsel Investment Company Limited Partnership, of which Tridec Management, Inc. is General Partner. Mr. Isakow is the President and a shareholder of Tridec Management, Inc. In addition, Mr. Isakow may be deemed to be the beneficial owner of all of the outstanding shares of Common Stock as a result of certain voting power over such shares pursuant to the shareholder agreements described below and certain purchase options that may be exercised by Mr. Isakow with respect to 45,040 outstanding shares of Common Stock.

                 (2) Pursuant to the terms of Mr. Abelman's Employment and Noncompetition Agreement with Oxford Automotive, Oxford Automotive repurchased 11,039 of Mr. Abelman's shares of Common Stock upon the termination of his employment and assigned its right to purchase 1,287 of Mr. Abelman's shares to Mr. Isakow.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              On February 1, 1999, we entered into a Consulting Services Agreement (the "Consulting Agreement") with Performance Learning, Inc., a Nevada corporation ("Performance Learning"). Dennis K. Pawley, a director of Oxford Automotive is the President and Chief Operating Officer and a shareholder of Performance Learning. Under the Consulting Agreement, Performance Learning has provided consulting services to us for the period from February 1999 - April 2001. As compensation for such consulting services, we paid Performance Learning $273,000 during fiscal 2001. We paid Performance Learning $5,000 per day for each day a principal of Performance Learning performed consulting services for the Company, $1,000 per day for each day a non-principal of Performance Learning performed consulting services for the Company, certain other nominal quarterly charges and the reimbursement of reasonable expenses it incurred in connection with performing the consulting services.

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







                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

    (b) The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001:

         (i) Report on Form 8-K, dated March 27, 2001, was filed by the Company on March 30, 2001; such report contained information under Item 5 with respect to a restructuring charge.

      OXFORD AUTOMOTIVE, INC.
      CONSOLIDATED FINANCIAL STATEMENTS
      MARCH 31, 2001, 2000 AND 1999

                            OXFORD AUTOMOTIVE, INC.

                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                         FINANCIAL STATEMENT SCHEDULES

Description                                                                 Page

Report of Independent Accountants..........................................  F-2

Consolidated Balance Sheets as of March 31, 2001 and 2000..................  F-3

Consolidated Statements of Operations for the years ended March 31, 2001,
2000 and 1999..............................................................  F-4

Consolidated Statements of Comprehensive Income and Changes in Shareholders'
  Equity for the years ended March 31, 2001, 2000 and 1999.................  F-5

Consolidated Statements of Cash Flows for the years ended March 31, 2001,
  2000 and 1999............................................................  F-6

Notes to Consolidated Financial Statements.................................  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Oxford Automotive, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss) and changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Oxford Automotive, Inc. and its subsidiaries (the Company) at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Detroit, Michigan
June 8, 2001

OXFORD AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

                                                                                                 March 31,
                                                                                        2001                   2000
ASSETS
Current assets
  Cash and cash equivalents                                                                $63,600                 $17,643
  Trade receivables, net                                                                   115,764                 139,912
  Inventories, net                                                                          61,652                  53,187
  Refundable income taxes                                                                   12,100                   2,027
  Reimbursable tooling                                                                      58,307                  25,038
  Deferred income taxes                                                                     11,203                   2,374
  Prepaid expenses and other current assets                                                 41,021                  37,050
                                                                                  -----------------      ------------------

     Total Current Assets                                                                  363,647                 277,231

Assets held for sale                                                                        32,428                   1,178
Other noncurrent assets                                                                     60,038                  34,876
Deferred income taxes                                                                       41,674                  34,278
Property, plant and equipment, net                                                         252,944                 251,249
                                                                                  -----------------      ------------------

     TOTAL ASSETS                                                                         $750,731                $598,812
                                                                                  =================      ==================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Trade accounts payable                                                                  $207,522                $144,701
  Employee compensation                                                                     30,012                  21,602
  Accrued expenses and other current liabilities                                            53,776                  37,927
  Restructuring reserve                                                                     29,165                   4,089
  Current portion of borrowings                                                             15,052                  11,055
                                                                                  -----------------      ------------------

     Total current liabilities                                                             335,527                 219,374

Pension liability                                                                           11,958                   9,601
Postretirement medical benefits liability                                                   40,646                  46,953
Deferred income taxes                                                                        9,645                   7,294
Other noncurrent liabilities                                                                 6,763                   8,289
Long-term borrowings - less current portion                                                381,572                 262,621
                                                                                  -----------------      ------------------

     Total liabilities                                                                     786,111                 554,132
                                                                                  -----------------      ------------------
Commitments and contingent liabilities (Note 13)
Redeemable Series A $3.00 cumulative preferred stock, $100
 stated value - 457,541 shares authorized, 397,539 shares issued
 and outstanding in 2001 and 2000 (Note 11)                                                 40,574                  40,451
                                                                                  -----------------      ------------------
Shareholders' equity (deficit)
  Common stock, no par value, 400,000 shares authorized; 309,750
  shares issued and outstanding at March 31, 2001 and 2000                                   1,050                   1,050
  Accumulated other comprehensive loss                                                     (20,795)                 (9,690)
  Retained earnings (deficit)                                                              (56,209)                 12,869
                                                                                  -----------------      ------------------

     Total shareholders' equity (deficit)                                                  (75,954)                  4,229
                                                                                  -----------------      ------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                 $750,731                $598,812
                                                                                  =================      ==================



    The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

                                                                                 YEAR ENDED MARCH 31,
                                                                 ------------------------------------------------------
                                                                      2001                2000               1999

Net sales                                                              $823,548            $809,065           $591,645
Cost of sales                                                           756,964             712,939            536,578
                                                                 ---------------     ---------------    ---------------

GROSS PROFIT                                                             66,584              96,126             55,067

Selling, general and administrative                                      56,942              49,247             32,129
Restructuring charge                                                     55,154                                  1,151
(Gain) loss on sale of equipment                                         (1,274)                193               (777)
                                                                 ---------------     ---------------    ---------------

OPERATING INCOME (LOSS)                                                 (44,238)             46,686             22,564

Other income (expense):
Interest expense                                                        (40,844)            (31,350)           (20,903)
Other                                                                    (1,280)              1,486              4,445
                                                                 ---------------     ---------------    ---------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                         (86,362)             16,822              6,106
Income tax (provision) benefit                                           18,604              (9,216)            (2,953)
                                                                 ---------------     ---------------    ---------------

NET INCOME (LOSS)                                                       (67,758)              7,606              3,153

Accrued dividends and accretion on
 redeemable preferred stock                                               1,320               1,320              1,320
                                                                 ---------------     ---------------    ---------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                           ($69,078)             $6,286             $1,833
                                                                 ===============     ===============    ===============

NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)                        ($223.01)             $20.29              $5.92
                                                                 ===============     ===============    ===============

    The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND CHANGES IN
 SHAREHOLDERS' EQUITY (DEFICIT)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

                                                                           ACCUMULATED
                                                                              OTHER              RETAINED
                                                        COMMON            COMPREHENSIVE          EARNINGS
                                                        STOCK                 LOSS               (DEFICIT)           TOTAL

BALANCES AT MARCH 31, 1998                                 $1,050                     $318            $4,750            $6,118
Comprehensive income (loss):
   Net income                                                                                          3,153             3,153
   Foreign currency translation adjustments                                         (6,054)                             (6,054)
   Reclassification adjustment for net
    gains realized in net income                                                      (969)                               (969)
                                                                                                                  -------------
   Comprehensive loss                                                                                                   (3,870)
Accrued dividends and accretion of
 redeemable preferred stock                                                                           (1,320)           (1,320)
                                                     -------------     --------------------    --------------     -------------

BALANCES AT MARCH 31, 1999                                  1,050                   (6,705)            6,583               928
Comprehensive income (loss):
   Net income                                                                                          7,606             7,606
   Foreign currency translation adjustments                                         (2,985)                             (2,985)
                                                                                                                  -------------
   Comprehensive income                                                                                                  4,621
Accrued dividends and accretion of
 redeemable preferred stock                                                                           (1,320)           (1,320)
                                                     -------------     --------------------    --------------     -------------

BALANCES AT MARCH 31, 2000                                  1,050                   (9,690)           12,869             4,229
Comprehensive income (loss):
   Net loss                                                                                          (67,758)          (67,758)
   Foreign currency translation adjustments                                         (9,435)                             (9,435)
   Equity adjustment for minimum pension
    liability                                                                       (1,670)                             (1,670)
                                                                                                                  -------------
   Comprehensive loss                                                                                                  (78,863)
Accrued dividends and accretion of
 redeemable preferred stock                                                                           (1,320)           (1,320)
                                                     -------------     --------------------    --------------     -------------

BALANCES AT MARCH 31, 2001                                 $1,050                 ($20,795)         ($56,209)         ($75,954)
                                                     =============     ====================    ==============     =============

    The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

                                                                                  YEAR ENDED MARCH 31,
                                                               ------------------------------------------------------------
                                                                    2001                  2000                  1999

OPERATING ACTIVITIES
Net income (loss)                                                     ($67,758)               $7,606                $3,153
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation and amortization                                        40,166                32,038                25,450
   Deferred income taxes                                                (7,252)               (1,853)               (7,963)
   Restructuring charge                                                 55,154
   (Gain) loss on sale of equipment                                     (1,274)                  181                  (777)
   Gain on sale of marketable securities                                                                            (3,459)
   Changes in operating assets and liabilities affecting cash:
     Trade receivables                                                  75,062                18,290               (38,692)
     Inventories                                                         3,257                   747                (2,718)
     Reimbursable tooling                                              (30,896)               (6,580)               (4,502)
     Prepaid expenses and other current assets                          (6,264)              (21,510)                4,250
     Other noncurrent assets                                           (11,877)               (5,614)               (4,139)
     Trade accounts payable                                             16,061                34,267                28,971
     Accrued expenses and other current liabilities                     (7,434)               (1,961)                6,533
     Restructuring reserve                                               2,612                (4,332)               (7,051)
     Income taxes payable (refundable)                                 (10,280)               (2,027)                1,601
     Other noncurrent liabilities                                       (6,736)                4,936                 5,087
                                                               ----------------      ----------------      ----------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                       42,541                54,188                 5,744
                                                               ----------------      ----------------      ----------------

INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                           (25,748)               (9,117)              (75,080)
Purchase of property, plant and equipment                              (80,796)              (37,843)              (33,625)
Proceeds from sale of equipment                                          3,017                 3,986                 1,550
Purchase of marketable securities                                                                                     (892)
Proceeds from sale of marketable securities                                                                         12,009
                                                               ----------------      ----------------      ----------------

        NET CASH USED IN INVESTING ACTIVITIES                         (103,527)              (42,974)              (96,038)
                                                               ----------------      ----------------      ----------------

FINANCING ACTIVITIES
Proceeds from borrowing arrangements                                                                               108,544
Principal advances (payments) on borrowing arrangements                114,160               (10,042)              (10,161)
Payment of preferred stock dividends                                    (1,192)               (1,192)               (1,194)
Debt financing costs                                                    (2,632)                 (378)               (5,195)
                                                               ----------------      ----------------      ----------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            110,336               (11,612)               91,994
                                                               ----------------      ----------------      ----------------

Effect of exchange rate changes on cash                                 (3,393)                 (967)               (1,013)
                                                               ----------------      ----------------      ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    45,957                (1,365)                  687
Cash and cash equivalents at beginning of period                        17,643                19,008                18,321
                                                               ----------------      ----------------      ----------------

Cash and cash equivalents at end of period                             $63,600               $17,643               $19,008
                                                               ================      ================      ================

Cash paid for interest                                                 $38,012               $28,926               $19,583
                                                               ================      ================      ================

Cash paid for income taxes                                              $5,441               $12,140                $2,900
                                                               ================      ================      ================

    The accompanying notes are an integral part of the financial statements.

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  1.   NATURE OF OPERATIONS

       Oxford Automotive, Inc. (the Company) is a full-service supplier of metal stampings and welded assemblies used as original equipment components primarily by North American and European original equipment automotive manufacturers. The Company's products are used in a wide variety of sport utility vehicles, light and medium trucks, vans and passenger cars. The Company primarily operates from plants located in the United States, Canada, Mexico, France, Germany and Italy. The Company's hourly workforce is represented by various unions.

       Net sales to the Company's five primary customers as a percentage of total sales are as follows:

                                                                                        YEAR ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                     2001       2000       1999

       Ford Motor Company                                                             23%        25%        35%
       General Motors Corporation                                                     18%        32%        47%
       DaimlerChrysler AG                                                             15%        16%        13%
       Renault                                                                        14%         8%        N/A
       PSA Peugeot Citroen                                                            14%         6%        N/A

  2.   SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements of the Company include the accounts of Oxford Automotive, Inc. and its wholly-owned subsidiaries, BMG Holdings, Inc. (BMGH); Howell Industries, Inc. (Howell); Lobdell Emery Corporation (Lobdell); RPI Holdings, Inc. (RPIH); Oxford Automotive France, SAS (OAF); Oxford Automotriz de Mexico S.A. de C.V. (Oxford Mexico); Oxford Suspension, Inc.; Oxford Suspension Ltd. (Suspension Ltd.); Wackenhut GmbH (Wackenhut); CE Technologies and Tool and Engineering (collectively Technology Division); Group Gessaroli (Gessaroli); Oxford Automotive Mecanismes et Decoupage Fin S.A. (OAMDF). Intercompany accounts and transactions have been eliminated.

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

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       FINANCIAL INSTRUMENTS
       At March 31, 2001 and 2000, the carrying amount of financial instruments such as cash and cash equivalents, trade receivables and payables approximated their fair values. The carrying amount of the borrowings at March 31, 2001 and 2000 approximated their fair values based on the variable interest rates available to the Company for similar arrangements, excluding the Senior Subordinated Notes, which had a fair value of $120,000 at March 31, 2001. The Company had no outstanding forward foreign currency exchange contracts at March 31, 2001.

       CASH EQUIVALENTS
       The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

       REVENUE RECOGNITION
       Revenue is recognized by the Company upon shipment (FOB shipping point) of product to the customer.

       INVENTORIES
       Inventories are stated at the lower of cost or market. Cost is principally determined by the first-in first-out (FIFO) method. During the current fiscal year, the Company elected to discontinue using the last-in first-out (LIFO) method of costing for its United States operations. This amounted to an increase in current year net income of $388.

       MANUFACTURING SUPPLIES
       Maintenance, repair and other (MRO) material used in the manufacturing process are expensed as incurred. On December 15, 1999, the Company signed an integrated supply and services arrangement with Grainger Supply, Inc. and sold substantially all of its MRO supplies from the North American Operations to Grainger. The Company is reporting the remaining revenue ($5,222 and $6,000 in 2001 and 2000, respectively) over the life of the contract as the supplies are consumed or purchased and the repurchase obligation is reduced.

       REIMBURSABLE TOOLING
       Reimbursable tooling represents net costs incurred on tooling projects for which the Company expects to be reimbursed by customers. Ongoing estimates of total costs to be incurred on each tooling project are made by management. Losses, if any, are recorded when known and in cases where billings exceed costs incurred, the related tooling gain is recognized. For major tooling (in excess of $5,000) projects, the Company recognizes profit at the point of completion and testing at the vendor, less costs of installation in the stamping plant. The Company has a legal claim for the full value of the tooling contract from its customers at that point in time. For other tooling projects, the Company recognizes profit at the time of final customer billing. During the year ended March 31, 2001, the Company billed its major customers for $95,396 in tooling. Tooling activity is included in cost of goods sold.

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

       EQUITY INVESTMENT
       As discussed in Note 3, the Company holds a 49% interest in Metalurgica Carabobo, S.A. (Metalcar), a Venezuelan joint venture. The Company accounts for this investment under the equity method. At March 31, 2001, this investment, classified in other noncurrent assets, is carried at $5,982 compared with underlying equity in net assets of $4,028. The difference between these amounts is amortized over 40 years. Income recognized amounted to $515 and $298, net of taxes, for fiscal years ended March 31, 2001 and 2000, respectively. Cash dividends received from Metalcar in 2001 were $980. There were no dividends paid during 2000.

       GOODWILL
       Net goodwill of $23,370 and $6,647 at March 31, 2001 and 2000, respectively, represents the excess of cost over the fair value of net assets of acquired entities and is amortized on a straight-line basis over its expected benefit not to exceed 40 years.

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

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       INCOME TAXES
       Deferred taxes are provided to give recognition to the effect of expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax basis for income tax purposes of assets and liabilities. Provision has not been made for U.S. or additional foreign income taxes on undistributed earnings of foreign subsidiaries that are permanently reinvested. If such earnings were to be remitted, management believes that U.S. income taxes would not be significant.

       FOREIGN EXCHANGE CONTRACTS
       Gains and losses of foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.

       FOREIGN CURRENCY TRANSLATION
       The foreign currency financial statements of BMGH, Suspension Ltd., Oxford Mexico, Oxford Europe, OAF, Wackenhut, Gessaroli and OAMDF, where the local currency is the functional currency, are translated using exchange rates in effect at period end for assets and liabilities and at weighted average exchange rates during the period for operating statement accounts. The resulting foreign currency translation adjustments are recorded as a separate component of shareholders' equity. Exchange gains and losses resulting from foreign currency transactions are included in operating results during the period in which they occur.

       CHANGE IN ACCOUNTING PRINCIPLES
       In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB No. 133". Statement No. 137 defers the effective date of Statement No. 133 by one year to fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt Statement No. 133 beginning with the fiscal year ending March 31, 2002. Implementation of this Statement is not expected to have a material impact on the Company's results of operations.

       RECLASSIFICATIONS
       Certain amounts from the prior year have been reclassified to conform with the current year presentation.

  3.   ACQUISITIONS

       On April 1, 1998, the Company purchased the assets of the Suspension Division of Eaton Corporation ("Suspension") for cash and acquisition expenses of approximately $54,350, including the investment in the Metalcar joint venture. The acquisition was financed through the proceeds of the Notes described in Note 7, including the issuance of $35,000 of Series B 10.125% Senior Subordinated Notes Due 2007. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct cost of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and Suspension's operating results have been included with those of the Company since the date of acquisition.

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  3.   ACQUISITIONS (CONTINUED)

       On February 5, 1999, Oxford France acquired 100% of the shares of Cofimeta S.A. and approximately 99% of the shares of its four subsidiaries; Somenor S.A.; Aubry S.A.; Ecrim S.A.; and Socori Technologies S.A (collectively "Cofimeta"). Cofimeta was acquired for $37,045 in cash, including acquisition costs, and deferred payments of $26,172. The acquisition was financed through proceeds from the Credit Agreement, as described in Note 7. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct cost of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. During the March 31, 2000 fiscal year, purchase accounting was finalized, resulting in the recording of additional deferred tax assets of $4,441, an increase of $3,217 of accrued expenses and other current liabilities as well as the reduction in the reserves established in purchase accounting of $3,865. The net result of the adjustments was recorded as a reduction in property, plant and equipment and is being amortized over the remaining useful life of the assets and Cofimeta's operating results have been included with those of the Company since the date of acquisition.

       On June 28, 1999, the Company purchased, through Oxford Automotive Europe APS, a wholly owned subsidiary ("Oxford Europe"), all the outstanding stock of Gebr. Wackenhut GmbH Karosserie-und Fahrzeugfabrik ("Wackenhut"). The Company agreed to pay DM 1 for the shares, provide DM 5 million ($2,642 US) in subordinated debt and additional paid in capital, restructure approximately DM 63.4 million ($33,500 US) in bank debt, and purchase approximately DM 18.6 million ($9,800 US) in bank and shareholder debt for DM 1. The acquisition, subordinated debt, and additional paid in capital were financed from the Company's available cash and credit facility. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and Wackenhut's operating results have been included with those of the Company since the date of acquisition.

       On February 16, 2000, the Company acquired the automotive engineering, design and prototype service business of Farley Inc. (the "Technology Division"). The purchase price for the Technology Division was $6,339 including closing costs, subject to a Closing Date working capital adjustment, if applicable. On the Closing Date, $5,070 of the total purchase price was paid to Farley and $1,000 was placed in escrow, pending any applicable purchase price adjustment or indemnification claim. On July 24, 2000, the purchase price adjustment was settled for $500. The outstanding escrow balance of $500 remains for potential indemnification claims. The acquisition of the Technology Division was financed from the Company's available working capital. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and the Technology Division's operating results have been included with those of the Company since the date of acquisition.

       On April 3, 2000 (the "Gessaroli Closing Date"), pursuant to a Purchase and Sale Agreement, dated as of February 5, 2000, among a wholly-owned indirect subsidiary of the Company (the "Purchaser") and Agostino Gessaroli, Irene Salezzi, Denis Gessaroli, Luana Gessaroli, Officine Meccaniche Gessaroli S.p.A., and Gess.cardi Gessaroli Agostino & C. S.a.s (collectively, "Sellers"), the Purchaser acquired the Group Gessaroli business of Sellers (the "Gessaroli Group").

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  3.   ACQUISITIONS (CONTINUED)

       The purchase price was ITL 24.0 billion ($11,800 US) plus up to ITL 5.3 billion ($2,700 US) for the payment of income taxes and debt, subject to a Gessaroli Closing Date net asset adjustment, if applicable. On the Gessaroli Closing Date, ITL 21.6 billion ($10,700 US) of the total purchase price was paid to Sellers and ITL 2.4 billion ($1,200 US) was held back, pending any applicable purchase price adjustment or indemnification claim. On October 19, 2000, the purchase price adjustment was finalized and resulted in the elimination of the ITL 2.4 billion hold back. The Gessaroli Group's integrated manufacturing operations cover all functions of design, engineering, die and mold construction, parts production and assembly for its metal-formed components, modules and injection-molded products. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct cost of the acquisition ($11,767 US) have been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and Gessaroli's operating results have been included with those of the Company since the date of acquisition.

       The estimated fair market value of assets acquired and liabilities assumed is summarized as follows:

       Current assets                                            $       18,528
       Noncurrent assets                                                  4,831
       Property, plant and equipment                                      8,454
       Current liabilities                                              (17,731)
       Noncurrent liabilities                                            (2,315)
                                                                 ---------------

                                                                 $       11,767
                                                                 ==============

       On August 2, 2000 (the "AIMDF Closing Date"), pursuant to a share purchase and sales agreement, dated August 2, 2000, among Oxford Automotive Mecanismes et Decoupage Fin II SAS, a wholly-owned indirect subsidiary of the Company and Aries Industries, S.A. (the "Seller"), the Company acquired all of the issued and outstanding shares of Aries Industries Mecanismes et Decoupage Fin S.A. ("AIMDF") from the Seller. The purchase price was FF 430 million ($60,200 US), subject to possible downward adjustments for minimum net assets as of the AIMDF Closing Date and minimum EBITDA for the twelve months after the AIMDF Closing Date. On the AIMDF Closing Date, FF 350 million ($49,000 US) less approximately FF 60 million ($8,400 US) in financial indebtedness assumed, or approximately FF 290 million ($40,600 US), was paid to the Seller. The remaining purchase price of FF 80 million ($11,200 US), subject to any applicable purchase price adjustment or indemnification claim, is payable in two equal installments on the second and third anniversaries of the AIMDF Closing Date, subject to the possible early payment of up to FF 10 million ($1,400 US) of the deferred payments if certain conditions relating to the minimum EBITDA adjustment are met. Effective February 13, 2001, the final purchase price negotiations resulted in the elimination of the deferred purchase price of FF 80 million ($11,200 US). For the year ended December 31, 1999, AIMDF had net sales of approximately $160,000 US. AIMDF's integrated manufacturing operations cover all functions of design, engineering, parts production and assembly of door, hood and decklid hinges, latches, sliding door mechanisms, parking brakes, jacks, fine blanking, hot rolled profiles and other metal formed components. The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price paid plus direct cost of the acquisition ($11,921 US) have been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  3.   ACQUISITIONS (CONTINUED)

       the date of acquisition and AIMDF's operating results have been included with those of the Company since the date of acquisition.

       The estimated fair market value of assets acquired and liabilities assumed is summarized as follows:

       Current assets                                              $       58,416
       Noncurrent assets                                                   13,525
       Property, plant and equipment                                       31,224
       Deferred tax asset                                                   9,287
       Current liabilities                                                (89,346)
       Noncurrent liabilities                                             (11,185)
                                                                   --------------

                                                                   $       11,921
                                                                   ==============

       The following unaudited pro forma combined results of operations of the Company have been prepared as if the acquisitions of Wackenhut, the Technology Division, Gessaroli and AIMDF had occurred at the beginning of fiscal 2001 and 2000. The pro forma information is not intended to be a projection of future results.

                                                                                          YEAR ENDED MARCH 31,
                                                                                          --------------------
                                                                                          2001             2000
                                                                                               (UNAUDITED)
       Net sales                                                                     $   884,496      $1,041,739
       Net income (loss)                                                             $   (66,450)     $   10,130
       Net income (loss) applicable to common shares                                 $   (67,770)     $    8,810
       Net income (loss) per common share                                            $   (218.79)     $    28.44

       The foregoing unaudited pro forma results of operations reflect adjustments for additional interest expense related to the financing of the acquisitions, depreciation expense and amortization of goodwill as a result of the revaluation of property, plant and equipment, net of the related tax benefit.

  4.   ACCOUNTS RECEIVABLE

       Accounts receivable are comprised of the following at March 31:

                                                                                        2001          2000

       Trade receivables                                                            $   123,257    $  144,734
       Less - allowance                                                                  (7,493)       (4,822)
                                                                                    -----------    ----------

       Trade receivables, net                                                       $   115,764    $  139,912
                                                                                    ===========    ==========

       Although the Company is directly affected by the economic well being of the automotive industry, management does not believe significant credit risk exists at March 31, 2001. The Company does not require collateral to reduce such risk and historically has not experienced significant losses related to receivables from individual customers or groups of customers in the automotive industry.

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  4.   ACCOUNTS RECEIVABLE (CONTINUED)

       OAF, OAMDF and Gessaroli sell accounts receivable to various financial institutions for which they surrender control. The balance of accounts receivable transferred that remained uncollected was approximately $90,399 and $39,589 at March 31, 2001 and 2000, respectively. In addition, included in prepaid assets and accounts receivable are amounts factored but not yet financed for approximately $8,815 and $4,222 at March 31, 2001 and 2000, respectively.

  5.   INVENTORIES

       Inventories are comprised of the following at March 31:

                                                                                        2001              2000

       Raw materials                                                                $      27,492    $       24,870
       Finished goods and work-in-process                                                  41,307            32,607
                                                                                    -------------    --------------
                                                                                           68,799            57,477
       Reserves                                                                            (7,147)           (4,290)
                                                                                    --------------   ---------------

                                                                                    $      61,652    $       53,187
                                                                                    =============    ==============

       The Company does not separately identify finished goods from work-in-process.

  6.   PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are comprised of the following at March 31:

                                                                                        2001              2000

       Land and land improvements                                                   $       9,772    $       11,466
       Buildings and improvements                                                          54,325            51,988
       Machinery and equipment                                                            192,393           241,629
       Construction-in-process                                                             54,260            18,536
                                                                                    -------------    --------------
                                                                                          310,750           323,619
       Less - accumulated depreciation                                                    (57,806)          (72,370)
                                                                                    -------------    --------------

                                                                                    $     252,944    $      251,249
                                                                                    =============    ==============

       As discussed in Note 9, certain of the Company's facilities were closed or were announced they would be closed. As management intends to sell these facilities, the net book value of the land, buildings and equipment, net of estimated cost to dispose, approximating $32,428, has been reclassified to other noncurrent assets as of March 31, 2001 in the accompanying consolidated balance sheet.

       Depreciation expense amounted to $37,495, $30,442 and $18,596 for the years ended March 31, 2001, 2000 and 1999, respectively.

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  7.   BORROWING ARRANGEMENTS
       Borrowings consist of the following at March 31:

                                                                                        2001              2000

       10.125% SENIOR SUBORDINATED NOTES DUE
        2007, OXFORD                                                                $     202,357    $      202,734
       BANK SYNDICATE - OXFORD
       Interest at variable rate over LIBOR or Prime, matures June 30, 2005.
          TERM LOAN  - 7.91% at March 31, 2001                                             50,000            28,500
          REVOLVING CREDIT LINE - UNITED STATES  - Interest
           at various rates (7.73 - 9.25% at March 31, 2001).                              73,575
          REVOLVING CREDIT LINE - CANADA - Interest at
           prime rate (7.46 - 8.00% at March 31, 2001).                                    30,068                69
       SHARE PURCHASE OBLIGATION, OXFORD FRANCE
       Principal amount of $4,812 less unamortized discount
        of $278. Interest payable at 3%; discounted
        at 10%. Annual payments beginning February 2000,
        matures February 2002.                                                              4,534             8,312
       DEBT OBLIGATION, OXFORD FRANCE
       Principal amount of $1,871 less unamortized discount
        of $123. Interest payable at 2%; discounted
        at 10%. Annual payments beginning February 2000,
        matures February 2002.                                                              1,748             3,531
       CONTINUATION PLAN DEBT, OXFORD FRANCE
       Principal amount of $8,510 less unamortized discount
        of $2,548. Non-interest bearing; discounted at 10%.
        Annual payments beginning June 1999,
        matures June 2008.                                                                  5,962             6,195
       DEBT OBLIGATION, WACKENHUT
       Term loan. Principal amount of $17,930 less unamortized discount of
        $5,722. Interest rate 5.25%; discounted at 10%.
       Semi-annual payments beginning March 2004,
        matures June 30, 2009.                                                             12,208            13,303
       DEBT OBLIGATION, WACKENHUT
       Revolving credit. Interest rate at competitive rates.                                9,645             8,107
       DEBT OBLIGATION, WACKENHUT
       Term loan. Land and building; interest rate 5.69%.
       Semi-annual payments beginning January 31, 2001,
        matures July 31, 2009.                                                              1,271             1,539
       DEBT OBLIGATION, WACKENHUT
       Term loan. Land and building; interest rate 6.27%. Annual
        principal payments beginning January 31, 2002, matures
        September 30, 2010.                                                                 2,241
       Other                                                                                3,015             1,386
                                                                                    -------------    --------------

       Total                                                                              396,624           273,676
       Less - current portion of long-term borrowings                                     (15,052)          (11,055)
                                                                                    -------------    --------------

       Long-term borrowings - less current portion                                  $     381,572    $      262,621
                                                                                    =============    ==============

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  7.   BORROWING ARRANGEMENTS (CONTINUED)

       On June 24, 1997, the Company issued $125,000 of Series A 10.125% Senior Subordinated Notes Due 2007. On April 1, 1998, the Company issued $35,000 of Series B 10.125% Senior Subordinated Notes Due 2007. On December 8, 1998, the Company issued $40,000 of Series C 10.125% Senior Subordinated Notes Due 2007. The Series A, Series B and the Series C Notes are collectively referred to as "the Notes". The Notes mature on June 15, 2007 and require semi-annual interest payments of approximately $10,125. The proceeds from the Notes were primarily used to repay certain of the Company's indebtedness and finance various Company acquisitions. The Notes are unsecured and issued by Oxford and guaranteed by certain of its wholly owned subsidiaries. The Company is restricted regarding the payment of common share dividends.

       Concurrent with the issuance of the Notes, the Company entered into a credit agreement with a syndicate of banks (the "Credit Agreement"), as subsequently amended, under which the Company may borrow up to $175,000, of which a maximum of $30,000 is available for letters of credit. At March 31, 2001, there was $103,600 outstanding under the revolving line of credit, $50,000 was outstanding under the term loan and $4,000 was outstanding under letters of credit, leaving $17,400 unused and available. The terms of the Credit Agreement contain, among other provisions, requirements for maintaining total debt to cash flows, interest coverage, limitations on capital expenditures and certain restrictions on the payment of dividends. Facility fees on the aggregate amount of the Credit Agreement ranging from 0.375% to 0.50% are payable quarterly. Borrowings are secured by substantially all of the assets of the US Subsidiaries and pledges of the stock of the other restricted subsidiaries. Canadian borrowings are secured by substantially all of the assets of the Canadian Subsidiaries. The facility matures June 2005.

       As part of the Wackenhut acquisition, the Company assumed a revolving line of credit with a limit of 35 Million DM. Interest is calculated based on a competitive variable rate.

       As of June 8, 2001, the Company amended and restated its Credit Agreement revising certain financial covenants and other conditions. These amendments revise the existing financial covenants, which the Company expects will be through June 30, 2002, add a minimum EBITDA covenant, and institute restrictions on investments, acquisitions, capital expenditures and other spending, generally until the attainment of certain financial performance benchmarks which the Company expect to achieve no later than the fiscal quarter ending December 31, 2002. In addition, the amendment requires the pledge of certain Mexican assets in support of the Canadian borrowings.

       Aggregate maturities of long-term borrowings at March 31, 2001 are as follows:

       2002                                                             15,052
       2003                                                             12,067
       2004                                                             15,964
       2005                                                             20,182
       2006                                                              8,496
       Thereafter                                                      324,863
                                                                   -----------

                                                                   $   396,624
                                                                   ===========

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  8.   INCOME TAXES

       The Company's income tax provision (benefit) consists of the following:

                                                                                  YEAR ENDED MARCH 31
                                                                       -----------------------------------------
                                                                        2001              2000             1999

       Current
         Federal                                                     $    (7,209)     $     3,624       $     6,037
         State                                                                46            1,662             1,719
         Foreign                                                          (1,884)           6,401             3,160
                                                                     -----------      -----------       -----------
                                                                          (9,047)          11,687            10,916
                                                                     -----------      -----------       -----------
       Deferred
          Federal                                                        (20,472)          (2,538)           (3,067)
          State                                                             (521)               8              (317)
          Foreign                                                         11,436               59            (4,579)
                                                                     -----------      -----------       -----------
                                                                          (9,557)          (2,471)           (7,963)
                                                                     -----------      -----------       -----------

                                                                     $   (18,604)     $     9,216       $     2,953
                                                                     ===========      ===========       ===========

       The difference between the statutory rate and the Company's effective rate was as follows:

                                                                                   YEAR ENDED MARCH 31
                                                                       -----------------------------------------
                                                                        2001              2000             1999

       Statutory rate                                                    35.0%             35.0%            35.0%
       Foreign rates varying from 35%                                    (5.0)              5.8              0.1
       Valuation allowance                                               (4.4)
       FSC benefit                                                                         (1.5)            (5.6)
       State taxes, net of federal benefit                                0.4               6.4             15.1
       Effect of foreign earnings taxed in US                            (3.0)              7.2
       Nondeductible items                                               (0.7)              1.4              5.8
       Other                                                             (0.8)              0.5             (2.0)
                                                                        -----            ------            -----

       Effective income tax rate                                         21.5%             54.8%            48.4%
                                                                        =====            ======            =====

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  8.   INCOME TAXES (CONTINUED)

       Significant components of the Company's deferred tax assets and (liabilities) are as follows at March 31:

                                                                                        2001              2000

       Deferred tax liabilities
         Tax depreciation in excess of book                                         $     (13,736)   $      (26,762)
         Debt related                                                                      (4,030)           (4,302)
         Pension                                                                             (643)
         Other                                                                             (3,593)             (360)
                                                                                    -------------    --------------
         Gross deferred tax liabilities                                                   (22,002)          (31,424)
                                                                                    -------------    --------------
       Deferred tax assets
         Postretirement medical benefits                                                   15,706            16,746
         Workers' compensation                                                              1,171             1,610
         Medical benefits accrual                                                             806               550
         Allowance for bad debts                                                            1,640             1,606
         AMT credit carryforward                                                            1,743               970
         Pension benefits                                                                                     5,287
         Net operating loss carryforwards                                                  24,281            25,377
         Restructuring reserve                                                             18,219             1,592
         Foreign tax credit                                                                 6,581             4,002
         Inventory                                                                          1,181             2,291
         Other                                                                              2,080             2,546
                                                                                    -------------    --------------
         Gross deferred tax assets                                                         73,408            62,577
                                                                                    -------------    --------------
       Valuation allowance                                                                 (8,174)           (1,795)
                                                                                    -------------    --------------

       Net deferred tax assets                                                      $      43,232    $       29,358
                                                                                    =============    ==============

       A valuation allowance is provided on the tax benefits otherwise associated with certain tax attributes unless it is considered more likely than not that the benefit will be realized. Based on forecasted earnings, the Company has established a valuation allowance relative to a portion of its foreign tax credit carryforward ($4,374) and a portion of its Canadian net operating loss carryforward ($3,800).

       The Company has net operating loss carryforwards for federal income tax purposes of $3,983 at March 31, 2001, $1,941 of which expire during 2011, with the remaining $2,042 expiring during 2021. The Company also has Foreign Tax Credit carryforwards for federal income tax purposes of $6,581 at March 31, 2001. These credits expire in 2004-2005. In addition, the Company has Alternative Minimum Tax Credit carryforwards of $1,743, which have no expiration date.

       The Company has net operating loss carryforwards for Canadian income tax purposes of $38,929 at March 31, 2001. The Canadian net operating losses expire from 2003 to 2008.

       The Company also has net operating losses for French tax purposes of $18,678 at March 31, 2001, $2,556 of which will expire from 2002-2006 and the remaining $16,122 can be carried forward indefinitely.

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  8.   INCOME TAXES (CONTINUED)

       In addition to losses identified above, the Company has a net operating loss for German tax purposes with potential future tax deductions of approximately $11,682 at March 31, 2001. These losses can be carried forward indefinitely.

  9.   RESTRUCTURING RESERVES

       A summary of the restructuring activity is presented below.

       BALANCE AT MARCH 31, 1998                                                                     $        6,363
       1999 provision                                                                                         1,151
       Restructuring accrual associated with the acquisition
         of Suspension and Cofimeta                                                                          10,291
       Reduction in workforce and other cash outflows                                                        (8,257)
       Reversal of excess accruals to noncurrent assets                                                        (801)
                                                                                                     --------------

       BALANCE AT MARCH 31, 1999                                                                              8,747
       Restructuring accrual associated with the acquisition
         of Wackenhut and the Technology Division
                                                                                                              3,750
       Reduction in workforce and other cash outflows                                                        (4,543)
       Reversal of excess accruals to noncurrent assets and currency fluctuations                            (3,865)
                                                                                                     --------------

       BALANCE AT MARCH 31, 2000                                                                              4,089
       Rationalization charge - see below                                                                    20,835
       Restructuring accrual associated with the acquisition
          of Gessaroli and AIMDF                                                                              9,023
       Reduction in workforce and other cash outflows                                                        (4,782)
                                                                                                     --------------

       BALANCE AT MARCH 31, 2001                                                                     $       29,165
                                                                                                     ==============

       The accrual recorded in connection with the acquisition of Suspension of $1,710 represents costs associated with management's plan to close the operating facility in Hamilton; 119 employees were permanently severed as a result of this closure. This restructuring action was completed by September 1999. The Hamilton facility was sold in March 2001.

       In connection with the acquisition of Cofimeta, management established certain restructuring reserves aggregating $8,581. Management's restructuring plan includes a facility closure and the termination of certain production processes. At March 31, 2001, the balance of restructuring reserves related to Cofimeta was $475. These restructuring actions should be completed during fiscal year 2002.

       In connection with the acquisition of Wackenhut, management established certain restructuring reserves aggregating $2,950. Management's restructuring plan includes a facility closure and the termination of certain production processes. Included in the restructuring reserve at March 31, 2001 were costs for severance and benefits for employees to be terminated and other restructuring costs of $719. These restructuring actions should be completed during fiscal year 2002.

       In connection with the acquisition of the Technology Division, management established certain restructuring reserves aggregating $800 for severance and benefits for employees to be terminated.

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  9.   RESTRUCTURING RESERVES (CONTINUED)

       At March 31, 2001, the balance of restructuring reserves related to the Technology Division was $54. These restructuring actions should be completed during fiscal year 2002.

       In connection with the acquisition of Gessaroli, described in Note 3, management established certain restructuring reserves aggregating $863 for severance and employee benefits as well as the discontinuance of certain production processes. At March 31, 2001, the balance of restructuring reserves related to Gessaroli was $607. These restructuring actions should be completed during fiscal year 2002.

       In connection with the acquisition of AIMDF, described in Note 3, management established certain restructuring reserves aggregating $8,160 for severance and employee benefits, facility closures, discontinuance of certain production processes, loss contracts as well as other restructuring costs. At March 31, 2001, the balance of restructuring reserves related to AIMDF was $7,578. These restructuring actions should be completed during fiscal year 2002.

       On March 27, 2001, the Company announced a capacity rationalization plan ("the Rationalization"). The Rationalization includes the closure of several plants, elimination of jobs and includes a one-time restructuring charge of $71,308 before taxes.

       The charge is to be recorded in the following periods:

       Year ended March 31, 2001                                                                   $62,081
       Year ended March 31, 2002                                                                     9,227
                                                                                                   -------

       Total Rationalization charge before taxes                                                   $71,308
                                                                                                   =======

       The charge for the year ended March 31, 2001 consists of and has been reflected in the income statement as follows:

       COST OF GOODS SOLD:
         Reserve for loss contract                                                                  $4,400
         Provision for supply obsolescence                                                           2,527
                                                                                                   -------

          Total cost of goods sold                                                                  $6,927
                                                                                                   =======

       RESTRUCTURING PROVISION:
         Asset impairment including costs to dispose                                               $42,088
         Lease termination charges and other exit costs to be incurred                               9,197
         Employee severance                                                                          5,443
         Employee benefits (including curtailment gain)                                             (5,365)
         Write off of intangible assets                                                              1,396
         Other charges                                                                               2,395
                                                                                                   -------

                                                                                                   $55,154
                                                                                                   =======

       Total Rationalization charge                                                                $62,081
                                                                                                   =======

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  9.   RESTRUCTURING RESERVES (CONTINUED)

       The expected charge to be recorded during fiscal year ended March 31, 2002 ($9,227) represents expenses such as production transfer, inventory movement and other period costs which must be recognized in the period incurred.

       This Rationalization action anticipates the closure of four North American plants and will result in the elimination of up to 500 jobs of the North American salaried and hourly workforce. These actions will reduce excess capacity and result in the transfer of substantially all of the products manufactured in the closed facilities to other Company facilities.

       The Company expects that the Rationalization action will result in net cash charges of approximately $12,933 during the fiscal year ending March 31, 2002. The Rationalization charge includes a $42,088 write-down of the net book value of excess, obsolete and non-core assets including costs necessary to dispose of such assets.

       The Rationalization accrual has been reflected in the balance sheet as follows:

       Property, plant and equipment - asset impairment                                      $42,088
       Restructuring accrual                                                                  20,835
       Employee benefit liabilities                                                           (5,365)
       Noncurrent assets                                                                       1,396
       Accrued expenses and other current liabilities                                          2,527
       Noncurrent liabilities - environmental reserve                                            600
                                                                                             -------

       Total Rationalization accrual                                                         $62,081
                                                                                             =======

       The provision for restructuring recorded during the years ended March 31, 2001 and 1999 represents costs associated with management's plans to close various Company facilities. Costs recorded in 1999 primarily relate to severance costs.

       The reversal of excess accruals recorded during the years ended March 31, 2000 and 1999 are due to management's finalization of its restructuring plans established in purchase accounting. No future requirement for these accruals exists. These reversals were recorded as a reduction of noncurrent assets.

  10.  BENEFIT PLANS

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

  10.  BENEFIT PLANS (CONTINUED)


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

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  10.  BENEFIT PLANS (CONTINUED)

       The following table sets forth the plans' funded status and amounts recognized on the Company's balance sheets at March 31:

                                                                                                     OTHER
                                                                                                POSTRETIREMENT
                                                                   PENSION PLANS                 BENEFIT PLANS
                                                            -------------------------    -------------------------
                                                               2001           2000            2001         2000
       CHANGES IN PLAN ASSETS
         Beginning balance                                  $   121,426   $   106,183    $              $
         Actual return on plan assets                           (10,456)       16,358
         Employer contributions                                   8,752         3,258          1,543         1,513
         Benefits paid from plan assets                          (4,765)       (5,266)        (1,543)       (1,513)
         Effect of exchange rate changes                         (5,107)
         Other                                                   (1,370)          893
                                                            -----------   -----------    -----------    ----------
       Ending balance                                           108,480       121,426
                                                            -----------   -----------    -----------    ----------
       CHANGE IN BENEFIT OBLIGATIONS
         Beginning balance                                      111,670       109,518         50,238        48,006
         Obligations assumed                                                    2,330                          163
         Service cost                                             3,723         3,927            761         1,654
         Interest cost                                            7,566         7,168          2,391         3,532
         Plan amendments                                          2,184           899
         Actuarial loss (gain)                                      113        (5,234)       (11,797)       (1,172)
         Total benefits paid                                     (4,887)       (5,286)        (1,543)       (1,513)
         Effect of discount rate changes                         (2,038)                        (355)
         Effect of exchange rate changes                         (4,619)
         Curtailment gain                                        (3,348)                      (6,752)
         Other                                                                 (1,652)          (579)         (432)
                                                            -----------   -----------    -----------    ----------
       Ending balance                                           110,364       111,670         32,364        50,238
                                                            -----------   -----------    -----------    ----------
       FUNDED STATUS                                             (1,884)        9,756        (32,364)      (50,238)
         Unrecognized net actuarial loss (gain)                   8,052       (11,732)       (10,409)          794
         Unrecognized prior service cost                          2,868         2,346          2,127         2,491
                                                            -----------   -----------    -----------    ----------

       NET AMOUNT RECOGNIZED IN THE
        CONSOLIDATED BALANCE SHEET                          $     9,036   $       370    $   (40,646)   $  (46,953)
                                                            ===========   ===========    ===========    ==========

       AMOUNTS RECOGNIZED IN THE CONSOLIDATED
        BALANCE SHEET CONSIST OF:
         Prepaid benefit cost                               $    17,363   $     9,971    $              $
         Accrued benefit liability                              (11,958)       (9,601)       (40,646)      (46,953)
         Intangible asset                                           848
         Deferred tax asset                                       1,113
         Accumulated other comprehensive income                   1,670
                                                            -----------   -----------    -----------    ----------

       Net amount recognized                                $     9,036   $       370    $   (40,646)   $  (46,953)
                                                            ===========   ===========    ===========    ==========

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  10.  BENEFIT PLANS (CONTINUED)

       PENSION PLANS IN WHICH BENEFIT OBLIGATION
        EXCEEDS PLAN ASSETS AT MARCH 31,

                                                                                              2001         2000

         Fair value of plan assets                                                       $    31,710    $   11,562
         Benefit obligation                                                                   41,121        14,521

       COMPONENTS OF NET PERIODIC BENEFIT COST

                                                                               2001           2000         1999

         Pension benefits
           Service cost                                                   $     3,723    $     3,927    $    3,943
           Interest cost                                                        7,566          7,168         7,118
           Expected return on plan assets                                     (10,442)        (9,232)       (9,044)
           Amortization of prior service cost                                      58              8            40
           Recognized actuarial net loss                                         (488)                          18
           Curtailment - restructuring charge                                   1,648
           Net settlement and curtailment (plan freeze)                        (3,003)
                                                                          ------------   -----------    ----------
           Net periodic benefit cost (income)                             $      (938)   $     1,871    $    2,075
                                                                          ============   ===========    ==========

           Net periodic benefit cost of defined
            contribution plans                                            $       692    $       656    $      452
                                                                          ===========    ===========    ==========

         Other postretirement benefits
           Service cost                                                   $       761    $     1,654    $    1,510
           Interest cost                                                        2,390          3,532         3,522
           Amortization of prior service cost                                     171
           Recognized actuarial net (gain) loss                                  (890)           182            35
           Net curtailment gain                                                (6,752)
                                                                          ------------   -----------    ----------

           Net periodic benefit cost (income)                             $    (4,320)   $     5,368    $    5,067
                                                                          ============   ===========    ==========

                                                                            2001            2000         1999

       Pension benefits
         Discount rate
           U.S. plans                                                         7.50%          7.75%        7.25%
           Canadian plans                                                     7.25%          7.00%        6.50%
           German plans                                                       6.00%          6.00%
         Expected return on assets
           U.S. plans                                                      8.50-9.00%        9.00%     8.50-9.00%
           Canadian plans                                                     8.50%          8.50%        8.50%
           German plans
         Salary progression
           U.S. plans                                                         4.50%          4.50%        4.50%
           Canadian plans                                                     5.50%          5.50%        5.50%
           German plans                                                       3.50%          3.50%
       Other retirement benefits
         Discount rate                                                        7.50%          7.75%        7.25%

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  10.  BENEFIT PLANS (CONTINUED)

       The weighted average annual assumed healthcare cost trend rate is 10.5% in 2001 trending to 5.5% in 2011 and thereafter for retirees less than 65 years of age. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 2001 by approximately $2,952 and net periodic postretirement benefit cost for the year ended March 31, 2001 by approximately $307. Conversely, decreasing the assumed healthcare cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of March 31, 2001 by approximately $2,411 and net periodic postretirement benefit cost for the year ended March 31, 2001 by approximately $246.

       In addition to the above plans, the Company has a non-funded pension arrangement in France covering all employees. At March 31, 2001, accrued pension costs of $5,747 were included in accrued expenses.

  11.  REDEEMABLE PREFERRED STOCK

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

       The Series A Preferred has been included in the accompanying consolidated balance sheet at its fair value at the date of issuance of $39,754, and has been adjusted for accrued dividends and accretion totaling $820 and $697 for the years ended March 31, 2001 and 2000, respectively.

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  12.  RELATED PARTY TRANSACTIONS

       The Company is charged fees and expenses by a related party, The Oxford Investment Group, Inc., for consulting, finance and management services. Fees and expenses charged to the Company by The Oxford Investment Group, Inc. approximated $1,796, $1,065, and $1,076 for the years ended March 31, 2001, 2000 and 1999, respectively. In connection with the acquisitions of the Technology Division, Wackenhut, Suspension Division, Cofimeta, Gessaroli and AIMDF, investment banking fees of $1,007, $899, and $1,747 were paid to The Oxford Investment Group, Inc., during the periods ended March 31, 2001, 2000 and 1999, respectively.

  13.  COMMITMENTS AND CONTINGENCIES

       OPERATING LEASES
       As of March 31, 2001, the Company had long-term operating leases covering certain machinery and equipment. The minimum rental commitments under noncancellable operating leases with lease terms in excess of one year are as follows as of March 31, 2001:

       2002                                                                                          $       13,682
       2003                                                                                                  12,049
       2004                                                                                                  10,843
       2005                                                                                                   9,675
       2006                                                                                                   3,387
                                                                                                     --------------

                                                                                                     $       49,636
                                                                                                     ==============

       MEXICAN ASSET USAGE AGREEMENT
       On March 31, 1999, Oxford Mexico entered into an asset usage agreement for the acquisition of new equipment for and construction of a new facility built in Ramos Arizpe, Mexico through a special purpose entity
       (SPE). This agreement is classified as an operating lease. Payments for the facility under this agreement, which vary based upon interest rates at LIBOR plus 3.75% - 4.50%, will be approximately $6,600 per year beginning on April 1, 2001. The asset usage agreement is for five years, with renewal options covering an additional four years. Oxford has guaranteed these lease payments.

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

       ENVIRONMENTAL MATTERS

       The Company is subject to federal, state and local laws and regulations which govern environmental matters. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances. The Company has identified several environmental matters resulting from prior operations. Due to the relatively early stage of investigation of certain of these identified matters as well as potential indemnification by other potentially responsible parties, management is unable to reasonably estimate the ultimate cost of remediating certain of these identified environmental matters. The Company has recorded a liability in other noncurrent liabilities of approximately $1,343 and $1,063 at March 31, 2001 and 2000, respectively, for estimated costs of known environmental matters.

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

  14.  SEGMENT INFORMATION

       The Company has one reportable segment in the global automotive original equipment supply industry. Net sales and operating income (loss) are attributed to geographic regions based upon their location of origin. Net sales, operating income (loss) and identifiable assets by geographic area are as follows:

                                                                               YEAR ENDED MARCH 31
                                                                   ------------------------------------------
                                                                     2001            2000               1999

       Net sales
         United States                                           $    258,577     $   367,245       $   378,227
         Canada                                                       153,038         193,077           167,547
         Mexico                                                        53,860          14,770             9,666
         France                                                       271,635         191,070            36,205
         Germany                                                       56,257          42,903
         Other Europe                                                  30,181
                                                                 ------------     -----------       -----------

                                                                 $    823,548     $   809,065       $   591,645
                                                                 ============     ===========       ===========

       Operating income (loss)
         United States                                           $    (61,923)    $    18,906       $    20,046
         Canada                                                       (17,589)          1,472             2,116
         Mexico                                                        13,534           6,337            (1,152)
         France                                                        14,643          15,489             1,554
         Germany                                                        4,162           4,482
         Other Europe                                                   2,935
                                                                 ------------     -----------       -----------

                                                                 $    (44,238)    $    46,686       $    22,564
                                                                 ============     ===========       ===========

       Identifiable assets
         United States                                           $    285,106     $   302,860
         Canada                                                       104,353         105,040
         Mexico                                                        61,101          27,265
         France                                                       214,391         121,219
         Germany                                                       62,208          42,428
         Other Europe                                                  23,572
                                                                 ------------     -----------

                                                                 $    750,731     $   598,812
                                                                 ============     ===========

OXFORD AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
--------------------------------------------------------------------------------

  15.  CONDENSED CONSOLIDATING INFORMATION

       The Notes were issued by Oxford Automotive, Inc. and as of March 31, 2001 were guaranteed by certain of its 100% owned subsidiaries, including Lobdell, Howell, RPIH, Suspension, Inc. and the Technology Division (the Guarantor Subsidiaries). As of March 31, 2001, the Notes are not guaranteed by other consolidated subsidiaries, BMGH, Oxford Mexico, Oxford Europe, OAF, Suspension Ltd. and Wackenhut (the Non-guarantor Subsidiaries). As of March 31, 2000, the Notes were guaranteed by Lobdell, Howell, BMGH, RPIH, Suspension Inc., Suspension Ltd. and the Technology Division (the Guarantor Subsidiaries). As of March 31, 2000, the Notes were not guaranteed by other consolidated subsidiaries, Oxford Mexico, Oxford Europe, OAF and Wackenhut. During the year ended March 31, 2001, the guarantee of the Company's Canadian subsidiaries (BMGH and Suspension Ltd.) was eliminated. During the year ended March 31, 1999, the Notes were guaranteed by Lobdell, Howell, BMGH, RPIH, Suspension Inc. and Suspension Ltd. During the year ended March 31, 1999 the Notes were not guaranteed by Cofimeta. The guarantee of the Notes by the Guarantor Subsidiaries is full and unconditional and the guarantees are joint and several. The following condensed consolidated financial information presents the financial position, results of operations and cash flows of
       (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-guarantor Subsidiaries.

OXFORD AUTOMOTIVE, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2001
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                            NON-GUARANTOR    GUARANTOR    ELIMINATIONS/
                                                 PARENT     SUBSIDIARIES   SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED

ASSETS

Current assets
  Cash                                            $19,270       $44,285           $45    $                 $63,600
  Receivables, net                                    959        78,040        36,765                      115,764
  Inventories, net                                               46,167        15,485                       61,652
  Refundable income taxes                           5,300         6,100           700                       12,100
  Reimbursable tooling                             42,678        15,629                                     58,307
  Deferred income taxes                               970                      10,233                       11,203
  Prepaid expenses and other                        2,972        27,135        10,914                       41,021
                                               -----------   -----------   -----------   -----------   ------------

          TOTAL CURRENT ASSETS                     72,149       217,356        74,142                      363,647

Assets held for sale                                              3,183        29,245                       32,428
Other noncurrent assets                            15,381        30,729        13,928                       60,038
Deferred income taxes                               2,195        35,691         3,788                       41,674
Property, plant and equipment, net                  5,856       175,080        72,008                      252,944
Investment in consolidated subsidiaries            78,692        75,761        55,182      (209,635)
                                               -----------   -----------   -----------   -----------   ------------

          TOTAL ASSETS                           $174,273      $537,800      $248,293     ($209,635)      $750,731
                                               ===========   ===========   ===========   ===========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)

Current liabilities
  Accounts payable                                $48,799      $129,904       $28,819    $                $207,522
  Intercompany accounts                          (143,706)       67,856        75,850
  Employee compensation                               487        26,889         2,636                       30,012
  Accrued expenses and other                       17,715        35,788           273                       53,776
  Restructuring reserve                             1,000        11,592        16,573                       29,165
  Current portion of borrowings                     6,000         9,052                                     15,052
                                               -----------   -----------   -----------   -----------   ------------

          TOTAL CURRENT LIABILITIES               (69,705)      281,081       124,151                      335,527

Pension liability                                                 3,570         8,388                       11,958
Postretirement medical benefits                                   5,395        35,251                       40,646
Deferred income taxes and other                                   9,645                                      9,645
Other noncurrent liabilities                                      5,677         1,086                        6,763
Long-term borrowings                              319,932        61,640                                    381,572
                                               -----------   -----------   -----------   -----------   ------------

          TOTAL LIABILITIES                       250,227       367,008       168,876                      786,111

Redeemable preferred stock                                                     40,574                       40,574
                                               -----------   -----------   -----------   -----------   ------------

Shareholders' equity (deficit)
  Common stock                                      1,050       197,064        88,582      (285,646)         1,050
  Accumulated other comprehensive income
   (loss)                                                       (19,125)       (1,670)                     (20,795)
  Retained earnings (deficit)                     (77,004)       (7,147)      (48,069)       76,011        (56,209)
                                               -----------   -----------   -----------   -----------   ------------

          TOTAL SHAREHOLDERS' EQUITY
            (DEFICIT)                             (75,954)      170,792        38,843      (209,635)       (75,954)
                                               -----------   -----------   -----------   -----------   ------------

          TOTAL LIABILITIES AND
             SHAREHOLDERS'
             EQUITY (DEFICIT)                    $174,273      $537,800      $248,293     ($209,635)      $750,731
                                               ===========   ===========   ===========   ===========   ============

OXFORD AUTOMOTIVE, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2000
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                         NON-GUARANTOR    GUARANTOR   ELIMINATIONS/
                                               PARENT    SUBSIDIARIES   SUBSIDIARIES  ADJUSTMENTS   CONSOLIDATED

ASSETS

Current assets
  Cash                                           $8,563       $8,839           $241   $                $17,643
  Receivables, net                               12,372       41,952         85,588                    139,912
  Inventories, net                                            20,462         32,725                     53,187
  Income taxes refundable                         3,515                      (1,488)                     2,027
  Reimbursable tooling                           19,843        6,120           (925)                    25,038
  Deferred income taxes                             388                       1,986                      2,374
  Prepaid expenses and other                      6,809       26,620          3,621                     37,050
                                             -----------  -----------  -------------  -----------  ------------

          TOTAL CURRENT ASSETS                   51,490      103,993        121,748                    277,231

Assets held for sale                                                          1,178                      1,178
Other noncurrent assets                          11,389          448         23,039                     34,876
Deferred income taxes                                         16,930         17,348                     34,278
Property, plant and equipment, net                8,536       51,857        190,856                    251,249
Investment in consolidated subsidiaries          94,437                      45,766     (140,203)
                                             -----------  -----------  -------------  -----------  ------------

          TOTAL ASSETS                         $165,852     $173,228       $399,935    ($140,203)     $598,812
                                             ===========  ===========  =============  ===========  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                              $53,517      $40,822        $50,362   $               $144,701
  Intercompany accounts                        (133,574)       1,485        132,089
  Employee compensation                           1,410       12,820          7,372                     21,602
  Accrued expenses and other                     11,033       20,250          6,644                     37,927
  Restructuring reserve                                        3,335            754                      4,089
  Current portion of borrowings                   4,500        6,423            132                     11,055
                                             -----------  -----------  -------------  -----------  ------------

          TOTAL CURRENT LIABILITIES             (63,114)      85,135        197,353                    219,374

Pension liability                                              2,175          7,426                      9,601
Postretirement medical benefits                                              46,953                     46,953
Deferred income taxes and other                  (1,997)                      9,291                      7,294
Other noncurrent liabilities                                   4,631          3,658                      8,289
Long-term borrowings                            226,734       35,690            197                    262,621
                                             -----------  -----------  -------------  -----------  ------------

          TOTAL LIABILITIES                     161,623      127,631        264,878                    554,132

Redeemable preferred stock                                                   40,451                     40,451
                                             -----------  -----------  -------------  -----------  ------------

Shareholders' equity
  Common stock                                    1,050       39,882         97,349     (137,231)        1,050
  Accumulated other comprehensive income
   (loss)                                                     (6,914)        (2,776)                    (9,690)
  Retained earnings                               3,179       12,629             33       (2,972)       12,869
                                             -----------  -----------  -------------  -----------  ------------

          TOTAL SHAREHOLDERS' EQUITY              4,229       45,597         94,606     (140,203)        4,229
                                             -----------  -----------  -------------  -----------  ------------

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY               $165,852     $173,228       $399,935    ($140,203)     $598,812
                                             ===========  ===========  =============  ===========  ============

OXFORD AUTOMOTIVE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED MARCH 31, 2001
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   NON-GUARANTOR  GUARANTOR    ELIMINATIONS/
                                                       PARENT      SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS  CONSOLIDATED

Sales                                                 $              $ 411,933     $ 411,615    $              $ 823,548
Cost of sales                                                          353,695       403,269                     756,964
                                                     -----------   ------------  ------------  -----------   ------------

     GROSS PROFIT                                                       58,238         8,346                      66,584
Selling, general and administrative                      (6,377)        23,839        39,480                      56,942
Restructuring charge                                      1,000                       54,154                      55,154
Gain on sale of equipment                                   (10)          (875)         (389)                     (1,274)
                                                     -----------   ------------  ------------  -----------   ------------

     OPERATING INCOME (LOSS)                              5,387         35,274       (84,899)                    (44,238)
Other income (expense):
  Interest expense                                       (7,006)       (11,361)      (22,477)                    (40,844)
  Other                                                     201         (1,106)         (375)                     (1,280)
                                                     -----------   ------------  ------------  -----------   ------------

INCOME (LOSS) BEFORE BENEFIT (PROVISION)
  FOR INCOME TAXES                                       (1,418)        22,807      (107,751)                    (86,362)
Benefit (provision) for income taxes                       (375)       (10,901)       29,880                      18,604
                                                     -----------   ------------  ------------  -----------   ------------

INCOME (LOSS) BEFORE EQUITY IN LOSS OF
  CONSOLIDATED SUBSIDIARIES                              (1,793)        11,906       (77,871)                    (67,758)
Equity in loss of consolidated subsidiaries             (65,965)                                   65,965
                                                     -----------   ------------  ------------  -----------   ------------

NET INCOME (LOSS)                                     $ (67,758)      $ 11,906     $ (77,871)    $ 65,965      $ (67,758)
                                                     ===========   ============  ============  ===========   ============

OXFORD AUTOMOTIVE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED MARCH 31, 2000
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               NON-GUARANTOR   GUARANTOR    ELIMINATIONS/
                                                   PARENT      SUBSIDIARIES   SUBSIDIARIES  ADJUSTMENTS    CONSOLIDATED

Sales                                             $               $ 248,743     $ 560,322    $               $ 809,065
Cost of sales                                                       207,941       504,998                      712,939
                                                 ------------  -------------  ------------  ------------   ------------

     GROSS PROFIT                                                    40,802        55,324                       96,126
Selling, general and administrative                   (4,184)        14,928        38,503                       49,247
Restructuring charge
(Gain) loss on sale of equipment                                       (436)          629                          193
                                                 ------------  -------------  ------------  ------------   ------------

     OPERATING INCOME                                  4,184         26,310        16,192                       46,686
Other income (expense):
  Interest expense                                    (5,170)        (4,703)      (21,477)                     (31,350)
  Other                                                  111          1,334            41                        1,486
                                                 ------------  -------------  ------------  ------------   ------------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                      (875)        22,941        (5,244)                      16,822
Provision for income taxes                              (245)        (8,799)         (172)                      (9,216)
                                                 ------------  -------------  ------------  ------------   ------------

INCOME (LOSS) BEFORE EQUITY IN INCOME OF
  CONSOLIDATED SUBSIDIARIES                           (1,120)        14,142        (5,416)                       7,606
Equity in income of consolidated subsidiaries          8,726                                     (8,726)
                                                 ------------  -------------  ------------  ------------   ------------

NET INCOME (LOSS)                                    $ 7,606       $ 14,142      $ (5,416)     $ (8,726)       $ 7,606
                                                 ============  =============  ============  ============   ============

OXFORD AUTOMOTIVE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED MARCH 31, 1999
(DOLLAR AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------


                                                             NON-GUARANTOR        GUARANTOR           ELIMINATIONS/
                                                PARENT        SUBSIDIARY         SUBSIDIARIES          ADJUSTMENTS     CONSOLIDATED
Sales                                           $   --         $ 45,871           $ 545,774             $     --        $ 591,645
Cost of sales                                                    42,896             493,682                               536,578
                                                ------         --------           ---------             --------        ---------
   GROSS PROFIT                                                   2,975              52,092                                55,067

Selling, general and administrative expenses    (2,054)           2,648              31,535                                32,129
Restructuring charge                                                (59)              1,210                                 1,151
Gain on sale of equipment                                           (16)               (761)                                 (777)
                                                ------         --------           ---------             --------        ---------

   OPERATING INCOME                              2,054              402              20,108                                22,564
Other income (expense)
   Interest expense                             (2,438)            (595)            (17,870)                              (20,903)
   Other                                         3,682             (306)              1,069                                 4,445
                                                ------         --------           ---------             --------        ---------

INCOME BEFORE BENEFIT (PROVISION)
   FOR INCOME TAXES                              3,298             (499)              3,307                                 6,106
Benefit (provision) for income taxes            (1,179)             107              (1,881)                               (2,953)
                                                ------         --------           ---------             --------        ---------
INCOME BEFORE EQUITY IN INCOME OF
   CONSOLIDATED SUBSIDIARIES                     2,119             (392)              1,426                                 3,153
Equity in income of consolidated subsidiaries    1,034                                                    (1,034)
                                                ------         --------           ---------             --------        ---------
NET INCOME                                      $3,153         $   (392)          $   1,426             $ (1,034)       $   3,153
                                                ======         ========           =========             ========        =========

OXFORD AUTOMOTIVE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 2001
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      NON-GUARANTOR    GUARANTOR
                                                         PARENT       SUBSIDIARIES   SUBSIDIARIES    CONSOLIDATED

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                    $ (65,627)       $ 88,605        $ 19,563       $ 42,541

INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired               (17,058)         (8,690)                       (25,748)
Purchase of property, plant and equipment                    1,304         (62,034)        (20,066)       (80,796)
Proceeds from sale of equipment                                 22           1,493           1,502          3,017
                                                      -------------   -------------  --------------  -------------

NET CASH USED IN
 INVESTING ACTIVITIES                                      (15,732)        (69,231)        (18,564)      (103,527)
                                                      -------------   -------------  --------------  -------------

FINANCING ACTIVITIES
Principal advances (payments) on borrowing
  arrangements                                              94,698          19,465              (3)       114,160
Payment of preferred stock dividends                                                        (1,192)        (1,192)
Debt financing costs                                        (2,632)                                        (2,632)
                                                      -------------   -------------  --------------  -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         92,066          19,465          (1,195)       110,336
                                                      -------------   -------------  --------------  -------------

Effect of foreign currency rate fluctuations on cash                        (3,393)                        (3,393)
                                                      -------------   -------------  --------------  -------------

NET INCREASE IN CASH                                        10,707          35,446            (196)        45,957
Cash at beginning of period                                  8,563           8,839             241         17,643
                                                      -------------   -------------  --------------  -------------

Cash at end of period                                     $ 19,270        $ 44,285            $ 45       $ 63,600
                                                      =============   =============  ==============  =============

OXFORD AUTOMOTIVE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 2000
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      NON-GUARANTOR    GUARANTOR
                                                         PARENT       SUBSIDIARIES   SUBSIDIARIES    CONSOLIDATED

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                                     $ 15,464        $ 15,104        $ 23,620       $ 54,188

INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                (9,176)             59                         (9,117)
Purchase of property, plant and equipment                   (5,211)        (11,418)        (21,214)       (37,843)
Purchase of marketable securities
Proceeds from sale of equipment                                                724           3,262          3,986
                                                      -------------   -------------  --------------  -------------

NET CASH USED IN
 INVESTING ACTIVITIES                                      (14,387)        (10,635)        (17,952)       (42,974)
                                                      -------------   -------------  --------------  -------------

FINANCING ACTIVITIES
Principal payments on borrowing arrangements                (1,877)         (3,862)         (4,303)       (10,042)
Payment of preferred stock dividends                                                        (1,192)        (1,192)
Debt financing costs                                          (378)                                          (378)
                                                      -------------   -------------  --------------  -------------

NET CASH USED IN FINANCING ACTIVITIES                       (2,255)         (3,862)         (5,495)       (11,612)
                                                      -------------   -------------  --------------  -------------

Effect of foreign currency rate fluctuations on cash                          (926)            (41)          (967)
                                                      -------------   -------------  --------------  -------------

NET INCREASE (DECREASE) IN CASH                             (1,178)           (319)            132         (1,365)
Cash at beginning of period                                  9,741           9,158             109         19,008
                                                      -------------   -------------  --------------  -------------

Cash at end of period                                      $ 8,563         $ 8,839           $ 241       $ 17,643
                                                      =============   =============  ==============  =============

OXFORD AUTOMOTIVE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 1999
(DOLLAR AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                     NON-GUARANTOR        GUARANTOR
                                                        PARENT        SUBSIDIARY         SUBSIDIARIES        CONSOLIDATED
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                               $ (24,520)      $ (4,569)           $  34,833           $   5,744

INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired            (91,396)        16,316                                  (75,080)
Purchase of property, plant and equipment                (2,221)        (2,069)             (29,335)            (33,625)
Purchase of marketable securities                          (892)                                                   (892)
Proceeds from sale of equipment                                             16                1,534               1,550
Proceeds from sale of marketable securities              12,009                                                  12,009
                                                      ---------       --------            ---------           ---------

NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                 (82,500)        14,263              (27,801)            (96,038)
                                                      ---------       --------            ---------           ---------

FINANCING ACTIVITIES
Proceeds from borrowing arrangements                    108,544                                                 108,544
Principal payments on borrowing arrangements               (261)                             (9,900)            (10,161)
Payment of preferred stock dividends                                                         (1,194)             (1,194)
Debt financing costs                                     (5,195)                                                 (5,195)
                                                      ---------       --------            ---------           ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     103,088                             (11,094)             91,994
                                                      ---------       --------            ---------           ---------
Effect of foreign currency rate fluctuations on cash                      (858)                (155)             (1,013)
                                                      ---------       --------            ---------           ---------
NET INCREASE (DECREASE) IN CASH                          (3,932)         8,836               (4,217)                687
Cash at beginning of period                              13,673            322                4,326              18,321
                                                      ---------       --------            ---------           ---------
Cash at end of period                                 $   9,741       $  9,158            $     109           $  19,008
                                                      =========       ========            =========           =========

                            OXFORD AUTOMOTIVE, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                            YEAR ENDED                  YEAR ENDED              YEAR ENDED
                                                             MARCH 31,                    MARCH 31,               MARCH 31,
                                                               2001                        2000                    1999
                                                          ---------------             ------------            ------------
Balance, beginning of period                                       4,822                    4,506                     400
Additions
    Acquisition                                                    3,465                      717                   4,195
    Provision for additional allowance                               437                      524                      11
Deductions
    Currency translation adjustments
    Reversals                                                       (271)
    Doubtful accounts (charged) recovered                           (960)                    (925)                   (100)
                                                          ---------------             ------------            ------------
Balance, end of period                                    $        7,493              $     4,822             $     4,506
                                                          ===============             ============            ------------

                                   SIGNATURES

               Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2001.

                               OXFORD AUTOMOTIVE, INC.

                               By:  /S/ John W. Potter
                                    ------------------------
                                         John W. Potter
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 29, 2001.


                 SIGNATURE                      TITLE


/S/ Selwyn Isakow                       Chairman of the Board and Director
----------------------------------
Selwyn Isakow

/S/ Rex E. Schlaybaugh, Jr.             Vice Chairman of the Board and Director
----------------------------------
Rex E. Schlaybaugh, Jr.

/S/ John W. Potter                      President and Chief Executive Officer
----------------------------------      and Director
John W. Potter

/S/ Aurelian Bukatko                    Executive Vice President-Chief Financial
----------------------------------      Officer (Principal Accounting and
Aurelian Bukatko                        Financial Officer)

/S/ Manfred J. Walt                     Director
----------------------------------
Manfred J. Walt

/S/ Dennis K. Pawley                    Director
----------------------------------
Dennis K. Pawley

/S/ Herve Guillaume                     Director
----------------------------------
Herve Guillaume

/S/ George R. Mrkonic                   Director
----------------------------------
George R. Mrkonic

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No Annual Report or Proxy Materials have been or will be sent to security holders.

                                  EXHIBIT INDEX


Exhibit
Number   Description
-------  -----------
2.1 Share Purchase and Sale Agreement, dated August 2, 2000 between Oxford Automotive Mecanismes et Decoupage Fin II, a wholly-owned indirect subsidiary of Oxford Automotive, Inc., and Aires Industries, S.A. The Share Purchase and Sale Agreement as filed does not contain certain exhibits which are described in the Share Purchase and Sale Agreement. The Registrant will furnish a copy of the omitted material to the Commission upon request (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated August 14, 2000, and incorporated herein by reference)

3.1       Articles of Incorporation of the Company (previously filed as Exhibit
          3.1 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

3.2 Bylaws of the Company (previously filed as Exhibit 3.11 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

4.1 Indenture, dated as of June 15, 1997, by and among the Company, the Subsidiary Guarantors and First National Trust Association, as Trustee (including form of the 10 1/8% Senior Subordinated Notes Due 2007, form of the Guaranty, and form of Supplemental Indenture) (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, File No. 333-32975, and incorporated herein by reference)

4.2 Indenture, dated as of December 1, 1998, by and among the Company, the Subsidiary Guarantors and U.S. Bank Trust National Association, as Trustee (including form of the 10 1/8% Senior Subordinated Notes Due 2007, Series C, form of Guaranty, and form of Supplemental Indenture) (previously filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998, and incorporated herein by reference)

4.3 Amended and Restated Pledge and Security Agreement, dated as of August 1, 2000 in favor of Citicorp USA, Inc. as Collateral Agent (previously filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, and incorporated herein by reference)

4.4 Amended and Restated Guaranty, dated as of August 1, 2000 in favor of Citicorp USA, Inc. as Administrative Agent and Collateral Agent (previously filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, and incorporated herein by reference)

4.5 Supplemental Indenture, dated as of August 29, 2000, among Oxford Automotive, Inc., the Subsidiary Guarantors under the Indenture and U.S. Bank Trust National Association relating to the Indenture dated as of June 15, 1997, providing for the issuance of 10-1/8% Senior Subordinated Notes Due 2007, Series A/B (previously filed as Exhibit
          4.1 to the Registrant's Current Report on Form 8-K dated September 6, 2000, and incorporated herein by reference)

4.6 Supplemental Indenture, dated as of August 29, 2000, among Oxford Automotive, Inc., the Subsidiary Guarantors under the Indenture and U.S. Bank Trust National Association relating to the Indenture dated as of December 1, 1998, providing for the issuance of 10-1/8% Senior Subordinated Notes Due 2007, Series D (previously filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 6, 2000, and incorporated herein by reference)

4.7 Fourth Amended and Restated Credit Agreement, dated as of June 8, 2001 among Oxford Automotive, Inc., the Borrowing Subsidiary and the Lenders identified therein, Citicorp USA, Inc. as Administrative Agent and Collateral Agent, Comerica Bank as Syndication Agent, and Credit Suisse First Boston as Documentation Agent (previously filed as
          Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 8, 2001, and incorporated herein by reference)

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

10.6 Purchase Agreement among the Registrant and the Initial Purchasers of the 10 1/8% Senior Subordinated Notes Due 2007, Series C, dated December 1, 1998 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal Quarter ended December 31, 1998, and incorporated herein by reference)

10.7 Asset Use Agreement between Automotive Business Trust 1999-A and Oxford Automotriz de Mexico S.A. de C.V. dated March 31, 1999 (previously filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference)

10.8 Guaranty of the Company in favor of Automotive Business Trust 1999-A dated March 31, 1999 (previously filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference)

10.9 Amendment to Employment and Noncompetition Agreement between Oxford Automotive, Inc. and Mr. Abelman dated as of July 1, 1999 (previously filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, and incorporated herein by reference)

10.10 Noncompetition and employment arrangement between Oxford Automotive, Inc. and Mr. Bukatko, effective February 1999 (previously filed as
          Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, and incorporated herein by reference)

10.11 Amended and Restated Management and Consulting Agreement between Oxford Automotive, Inc. and The Oxford Investment Group, Inc., dated as of July 1, 2000 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal Quarter ended September 30, 2000, and incorporated herein by reference)

10.12     *Employment and Noncompetition Agreement between the Company and John
          W. Potter

12        *Statement regarding computation of ratios

21        *Subsidiaries of the Registrant