Form 10-Q
period 2001-06-30
OXFORD AUTOMOTIVE INC
filed 2001-08-08
CIK 1040475

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from                     to
                                --------------------   -------------------------

  Commission file number 333-75849

                             OXFORD AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)


MICHIGAN                                                     38-3262809
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                                Identification No.)

1250 STEPHENSON HIGHWAY, TROY MICHIGAN                              48083
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

                 303,288 shares of the registrant's Common Stock
                      were outstanding as of July 31, 2001

                          PART I. FINANCIAL INFORMATION
                             OXFORD AUTOMOTIVE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                             Three Months          Three Months
                                                                 Ended                 Ended
                                                               June 30,              June 30,
                                                                 2001                  2000


Net sales                                                            $225,984              $206,158
Cost of sales                                                         196,908               182,070
                                                          --------------------  --------------------
  Gross profit                                                         29,076                24,088
Selling, general and
  administrative expenses                                              17,307                12,440
Restructuring charge                                                      702
Gain on sale of equipment                                                 (12)                   (7)
                                                          --------------------  --------------------
Operating income                                                       11,079                11,655

Other income (expense):
   Interest expense, net                                              (10,141)               (8,230)
   Other income                                                         1,005                   112
                                                          --------------------  --------------------

Income before income taxes                                              1,943                 3,537
Income tax provision                                                     (841)               (1,482)
                                                          --------------------  --------------------

Net income                                                              1,102                 2,055

Accrued dividends and accretion on
  redeemable preferred stock                                              330                   330
                                                          --------------------  --------------------

Net income applicable to
  common stock                                                           $772                $1,725
                                                          ====================  ====================

Net income per share
(basic and diluted)                                                     $2.50                 $5.57
                                                          ====================  ====================

Weighted average shares outstanding                                   308,969               309,750
                                                          ====================  ====================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             OXFORD AUTOMOTIVE, INC.
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      June 30,        March 31,
                                                        2001            2001
                                                    (unaudited)

Assets

Current assets
   Cash and cash equivalents                              $39,591         $63,600
   Trade receivables, net                                 110,718         115,764
   Inventories, net                                        63,001          61,652
   Refundable income taxes                                 11,953          12,100
   Reimbursable tooling                                    46,558          58,307
   Deferred income taxes                                   11,203          11,203
   Prepaid expenses and other
    current assets                                         40,342          41,021
                                                   ---------------  --------------

            Total current assets                          323,366         363,647

Assets held for sale                                       32,557          32,428
Other noncurrent assets                                    61,940          60,038
Deferred income taxes                                      40,266          41,674
Property, plant and equipment, net                        258,191         252,944
                                                   ---------------  --------------

            Total assets                                 $716,320        $750,731
                                                   ===============  ==============

Liabilities and shareholders' deficit

Current liabilities
 Trade accounts payable                                  $186,604        $207,522
 Employee compensation                                     36,909          30,012
 Restructuring reserve                                     26,261          29,165
 Accrued expenses and other
   current liabilities                                     37,345          53,776
 Current portion of borrowings                             15,729          15,052
                                                   ---------------  --------------

            Total current liabilities                     302,848         335,527

Pension liability                                          11,409          11,958
Post retirement medical benefits liability                 41,011          40,646
Deferred income taxes                                      11,327           9,645
Other noncurrent liabilities                                6,443           6,763
Long-term borrowings
    - less current portion                                377,830         381,572
                                                   ---------------  --------------

            Total liabilities                             750,868         786,111



                             OXFORD AUTOMOTIVE, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                         June 30,        March 31,
                                                           2001            2001
                                                        (unaudited)

Redeemable Series A $3.00
  cumulative preferred stock,
  $100 stated value - 457,541
  shares authorized, 397,539 shares
  issued and outstanding at
  June 30, 2001 and
  March 31, 2001                                              40,904          40,574

Shareholders' deficit
  Common stock                                                 1,042           1,050
  Accumulated other
    comprehensive loss                                       (21,057)        (20,795)
  Retained deficit                                           (55,437)        (56,209)
                                                       --------------  --------------

                                                             (75,452)        (75,954)
                                                       --------------  --------------
            Total liabilities and
              shareholders' deficit                         $716,320        $750,731
                                                       ==============  ==============




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             OXFORD AUTOMOTIVE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                   For the Three      For the Three
                                                    Months Ended      Months Ended
                                                      June 30,          June 30,
                                                        2001              2000
                                                    (unaudited)        (unaudited)


OPERATING ACTIVITIES
Net income                                                  $1,102             $2,055

Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:

  Depreciation and amortization                              8,509              9,104
  Deferred income taxes                                      3,181               (782)
  Gain on sale of equipment                                    (46)                (7)
Changes in operating assets and
  liabilities affecting cash:
  Trade receivables, net                                     4,458             22,055
  Inventories                                               (1,988)            (2,659)
  Reimbursable tooling                                      11,420                363
  Prepaid expenses and other current assets                     79             (1,039)
  Other noncurrent assets                                   (5,250)            (2,088)
  Accounts payable                                         (18,228)            (4,520)
  Restructuring reserve                                     (2,701)               209
  Accrued expenses and other current liabilities            (8,501)           (11,429)
  Accrued taxes payable (refundable)                           394               (701)
  Other noncurrent liabilities                                (117)             1,113
                                                  ----------------- ------------------

Net cash provided by (used in) operating
  activities                                                (7,688)            11,674
                                                  ----------------- ------------------

INVESTING ACTIVITIES
Purchase of business, net of cash acquired                   1,992            (11,686)
Purchase of property, plant
  and equipment                                            (14,229)           (12,299)
Proceeds from sale of equipment                                662                 12
                                                  ----------------- ------------------

Net cash used in investing activities                      (11,575)           (23,973)
                                                  ----------------- ------------------

FINANCING ACTIVITIES
Principal advances (payments) on borrowings                 (3,041)             2,573
Debt financing costs                                        (1,696)              (378)
                                                  ----------------- ------------------

Net cash provided by financing activities                   (4,737)             2,195
                                                  ----------------- ------------------


                             OXFORD AUTOMOTIVE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                        For the Three         For the Three
                                         Months Ended          Months Ended
                                           June 30,              June 30,
                                             2001                  2000
                                         (unaudited)           (unaudited)

Effect of exchange rate
  changes on cash                                    (9)                 (123)
                                       -----------------     -----------------
Net decrease in cash
  and cash equivalents                          (24,009)              (10,227)
Cash and cash equivalents
  at beginning of period                         63,600                17,643
                                       -----------------     -----------------

Cash and cash equivalents
  at end of period                              $39,591                $7,416
                                       =================     =================



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             Oxford Automotive, Inc.

                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Oxford Automotive, Inc. (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed financial statements should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended March 31, 2001.


Recently Issued Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB No. 133." Statement No. 137 deferred the effective date of Statement No. 133 by one year to all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company has adopted Statement No. 133 beginning with the Fiscal Year ended March 31, 2002. The adoption did not have a material effect on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board voted unanimously in favor of Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001, or later. Statement No. 142 prohibits the amortization of goodwill and other intangible assets and requires reassessment of the underlying value of such assets as a part of the audit process. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company plans to adopt FASB 142 in its fiscal year beginning April 1, 2002.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined by the first-in first-out (FIFO) method. During the prior fiscal year, the Company elected to discontinue using the last-in first-out (LIFO) method of costing for its United States operations.

Reimbursable tooling

Reimbursable tooling represents net costs incurred on tooling projects for which the Company expects to be reimbursed by customers. Ongoing estimates of total costs to be incurred on each tooling project are made by management. Losses, if any, are recorded when known and in cases where billings exceed costs incurred, the related tooling gain is recognized. For major tooling (in excess of

$5,000) projects, the Company recognizes profit at the point of completion and testing at the vendor, less costs of installation in the stamping plant. The Company has a legal claim for the full value of the tooling contract from its customers at that point in time. For other tooling projects, the Company recognizes profit at the time of final customer billing. Tooling activity is included in cost of goods sold.

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


3. INVENTORIES (Dollars in thousands)



                                                                June 30,                March 31,
                                                                  2001                    2001


      Raw materials                                                    $28,352                $27,492
      Finished goods and work-in-process                                41,612                 41,307
                                                           --------------------     ------------------
                                                                        69,964                 68,799
      Reserves                                                          (6,963)                (7,147)
                                                           --------------------     ------------------
                                                                       $63,001                $61,652
                                                           ====================     ==================


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

5.  ACQUISITIONS

On August 2, 2000 (the "AIMDF Closing Date"), pursuant to a share purchase and sales agreement, dated August 2, 2000, among Oxford Automotive Mecanismes et Decoupage Fin II SAS, a wholly-owned indirect subsidiary of the Company and Aries Industries, S.A. (the "Seller"), the Company acquired all of the issued and outstanding shares of Aries Industries Mecanismes et Decoupage Fin S.A. ("AIMDF") from the Seller. The purchase price was FF 430 million ($60.2 million
US), subject to possible downward adjustments for minimum net assets as of the AIMDF Closing Date and minimum EBITDA for the twelve months after the AIMDF Closing Date. On the AIMDF Closing Date, FF 350 million ($49.0 million US) less approximately FF 60 million ($8.4 million US) in financial indebtedness assumed or approximately FF 290 million ($40.6 million US), was paid to the Seller. The remaining purchase price of FF 80 million ($11.2 million US), subject to any applicable purchase price adjustment or indemnification claim, is payable in two equal installments on the second and third anniversaries of the AIMDF Closing Date, subject to the possible early payment of up to FF 10 million ($1.4 million
US) of the deferred payments if certain conditions relating to the minimum EBITDA adjustment are met. Effective February 13, 2001, the final purchase price negotiations resulted in the elimination of the deferred purchase price of FF 80 million ($11.2 million US). For the year ended December 31, 1999, AIMDF had net sales of approximately $160.0 million US. AIMDF's integrated manufacturing operations cover all functions of design, engineering, parts production and assembly of door, hood and decklid hinges, latches, sliding door mechanisms, parking brakes, jacks, fine blanking, hot rolled profiles and other metal formed components.

6.  SHAREHOLDERS' DEFICIT  (In Thousands, Except Per Share Amounts)


                                                        Accumulated
                                                           Other
                                            Common     Comprehensive   Retained
                                             Stock        Income       Deficit       Total
                                          ---------------------------------------  ----------


          Balances at March 31, 2001           $1,050        ($20,795)  ($56,209)   ($75,954)
          Net income                                                       1,102       1,102
          Foreign currency
            translation adjustments                              (262)                  (262)
          Accrued dividends and
            accretion of redeemable
            preferred stock                                                 (330)       (330)
          Retirement of common stock               (8)                                    (8)
                                          ---------------------------------------  ----------


          Balances at June 30, 2001            $1,042        ($21,057)  ($55,437)   ($75,452)
                                          =======================================  ==========


7. COMPREHENSIVE INCOME

The Company's total comprehensive income was as follows:


                                                                   Three Months     Three months
                                                                       Ended            Ended
                                                                     June 30,         June 30,
                                                                       2001             2000


       Net income                                                          $1,102           $2,055
                                                                  ---------------- ----------------

       Other comprehensive
         loss, net of tax:
       Foreign currency translation adjustment                               (262)          (1,305)
                                                                  ---------------- ----------------

       Other comprehensive  loss                                             (262)          (1,305)
                                                                  ---------------- ----------------

       Total comprehensive income                                            $840             $750
                                                                  ================ ================





8.   CONDENSED CONSOLIDATING INFORMATION

The Notes were issued by Oxford Automotive, Inc. and as of June 30, 2001 were guaranteed by certain of its 100% owned subsidiaries, including Lobdell Emery Corporation, Howell Industries, Inc., RPI Holdings, Inc., Oxford Suspension, Inc., CE Technologies, Inc., and Tool and Engineering Company (the "Guarantor Subsidiaries"). As of June 30, 2001, the Notes were not guaranteed by other consolidated subsidiaries, including Oxford Automotive Canada Ltd., Oxford Automotriz de Mexico S.A. de C.V., Oxford Automotive Europe, Wackenhut GmbH, Oxford Automotive France SAS, Oxford Automotive Italia and AIMDF (the "Non-Guarantor Subsidiaries"). As of June 30, 2000, the Notes were guaranteed by certain of our 100% owned subsidiaries, including Lobdell Emery Corporation, Howell Industries, Inc., BMG Holdings Inc., RPI Holdings, Inc., Oxford Suspension, Ltd., Oxford Suspension, Inc., CE Technologies, Inc., and Tool and Engineering Company (the "Guarantor Subsidiaries"). As of June 30, 2000, the Notes were not guaranteed by other consolidated subsidiaries, including Oxford Automotriz de Mexico S.A. de C.V., Oxford Automotive Europe, Oxford Automotive France, Wackenhut GmbH, and Oxford Automotive Italia. The guarantee of the Notes by the Guarantor Subsidiaries is full and unconditional, joint and several. The following unaudited condensed consolidated financial information presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-Guarantor Subsidiaries. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors of the Notes.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                              Non-Guarantor    Guarantor    Eliminations/
                                  Parent      Subsidiaries    Subsidiaries  Adjustments     Consolidated

Assets
Current assets
   Cash and cash equivalents        $16,798          $22,748          $45  $                      $39,591
   Trade receivables, net             7,964           73,339       29,415                         110,718
   Inventories, net                                   47,080       15,921                          63,001
   Refundable income taxes            4,748            6,347          858                          11,953
   Reimbursable tooling              24,196           22,358            4                          46,558
   Deferred income taxes                970                        10,233                          11,203
   Prepaid expenses and
     other current assets             2,834           37,272          236                          40,342
                                ------------ ---------------- ------------ ---------------  --------------
Total current assets                 57,510          209,144       56,712                         323,366

Assets held for sale                                   3,312       29,245                          32,557
Other noncurrent assets              16,764           31,139       14,037                          61,940
Deferred income taxes                 2,195           34,283        3,788                          40,266
Property, plant and
     equipment, net                   5,575          182,107       70,509                         258,191
Investment in subsidiaries           80,000           75,759       55,182        (210,941)
                                ------------ ---------------- ------------ ---------------  --------------
Total assets                       $162,044         $535,744     $229,473       ($210,941)       $716,320
                                ============ ================ ============ ===============  ==============

Liabilities and
shareholders' equity (deficit)
Current liabilities
  Trade accounts payable            $31,243         $117,444      $37,917                        $186,604
  Intercompany accounts            (128,099)          77,153       50,946
  Employee compensation                 500           34,301        2,108                          36,909
  Restructuring reserve                 981           10,398       14,882                          26,261
  Accrued expenses and
    other current liabilities         9,122           30,320       (2,097)                         37,345
  Current portion
    of borrowings                     7,000            8,729                                       15,729
                                ------------ ---------------- ------------ ---------------  --------------
Total current liabilities           (79,253)         278,345      103,756                         302,848




                                  JUNE 30, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)





                                                            Non-Guarantor     Guarantor    Eliminations/
                                                 Parent     Subsidiaries     Subsidiaries   Adjustments   Consolidated


         Pension liability                                           3,708          7,701                        11,409
         Post retirement
           medical benefits liability                                5,844         35,167                        41,011
         Deferred income taxes                                      11,327                                       11,327
         Other noncurrent liabilities                                5,362          1,081                         6,443
         Long-term borrowings
           less current portion                   316,753           61,077                                      377,830
                                                 --------- ----------------  ------------- -------------- --------------
         Total liabilities                        237,500          365,663        147,705                       750,868

         Redeemable preferred stock                                                40,904                        40,904
         Shareholder's equity (deficit)
             Common stock                           1,042          195,072         88,582       (283,654)         1,042
             Accumulated other
              comprehensive loss                                   (19,387)        (1,670)                      (21,057)
             Retained deficit                     (76,494)          (5,604)       (46,052)        72,713        (55,437)
                                                 --------- ----------------  ------------- -------------- --------------

         Total shareholders' equity (deficit)     (75,452)         170,081         40,860       (210,941)       (75,452)
                                                 --------- ----------------  ------------- -------------- --------------

         Total liabilities and
         shareholder's equity (deficit)          $162,048         $535,744       $229,469      ($210,941)      $716,320
                                                 ========= ================  ============= ============== ==============


                                       12

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                          Non-Guarantor      Guarantor       Eliminations/
                                            Parent        Subsidiaries      Subsidiaries      Adjustments       Consolidated

Assets
Current assets
  Cash and cash
  equivalents                                  $19,270           $44,285              $45   $                         $63,600
Trade receivables, net                             959            78,040           36,765                             115,764
Inventories, net                                                  46,167           15,485                              61,652
Refundable income taxes                          5,300             6,100              700                              12,100
Reimbursable tooling                            42,678            15,629                                               58,307
Deferred income taxes                              970                             10,233                              11,203
Prepaid expenses and
  other current assets                           2,972            27,135           10,914                              41,021
                                        --------------- -----------------  ---------------  ----------------    --------------
Total current assets                            72,149           217,356           74,142                             363,647

Assets held for sale                                               3,183           29,245                              32,428
Other noncurrent assets                         15,381            30,729           13,928                              60,038
Deferred income taxes                            2,195            35,691            3,788                              41,674
Property, plant and
  equipment, net                                 5,856           175,080           72,008                             252,944
Investment in subsidiaries                      78,692            75,761           55,182          (209,635)
                                        --------------- -----------------  ---------------  ----------------    --------------
Total assets                                  $174,273          $537,800         $248,293         ($209,635)         $750,731
                                        =============== =================  ===============  ================    ==============

Liabilities and
shareholders' equity (deficit)
  Current liabilities
  Trade accounts payable                       $48,799          $129,904          $28,819   $                        $207,522
  Intercompany accounts                       (143,706)           67,856           75,850
  Employee compensation                            487            26,889            2,636                             $30,012
  Restructuring reserve                          1,000            11,592           16,573                              29,165
  Accrued expenses and
    other current liabilities                   17,715            35,788              273                             $53,776
  Current portion of borrowings                  6,000             9,052                                              $15,052
                                        --------------- -----------------  ---------------  ----------------    --------------
Total current liabilities                      (69,705)          281,081          124,151                             335,527



                                 MARCH 31, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)









                                                      Non-Guarantor    Guarantor      Eliminations /
                                         Parent       Subsidiaries    Subsidiaries     Adjustments     Consolidated

Pension liability                                            3,570            8,388                           11,958
Post retirement
   medical benefits liability                                5,395           35,251                           40,646
Deferred income taxes                                        9,645                                             9,645
Other noncurrent liabilities                                 5,677            1,086                            6,763
Long-term borrowings
  less current portion                      319,932         61,640                                           381,572
                                     ---------------  -------------  ---------------  --------------  ---------------
Total liabilities                           250,227        367,008          168,876                          786,111
Redeemable preferred stock                                                   40,574                           40,574
Shareholder's equity
  Common stock                                1,050        197,064           88,582        (285,646)           1,050
  Accumulated other
   comprehensive loss                                      (19,125)          (1,670)                         (20,795)
  Retained deficit                          (77,004)        (7,147)         (48,069)         76,011          (56,209)
                                     ---------------  -------------  ---------------  --------------  ---------------

Total shareholders' equity (deficit)        (75,954)       170,792           38,843        (209,635)         (75,954)
                                     ---------------  -------------  ---------------  --------------  ---------------

Total liabilities and
  shareholder's equity (deficit)           $174,273       $537,800         $248,293       ($209,635)        $750,731
                                     ===============  =============  ===============  ==============  ===============






1

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)





                                                           Non-Guarantor      Guarantor     Eliminations /
                                              Parent       Subsidiaries      Subsidiaries    Adjustments     Consolidated


Net sales                                    $                    $155,071         $71,367          $(454)         $225,984
Cost of sales                                                      138,352          59,010           (454)          196,908
                                            ------------ ------------------ --------------- --------------  ----------------
  Gross profit                                                      16,719          12,357                           29,076
Selling, general and
  administrative expenses                           399             10,426           6,482                           17,307
Restructuring charge                                                    69             633                              702
Gain on sale of equipment                                                              (12)                             (12)
                                            ------------ ------------------ --------------- --------------  ----------------
Operating income (loss)                            (399)             6,224           5,254                           11,079
    Interest expense, net                        (4,310)            (3,972)         (1,859)                         (10,141)
    Other income                                    206                406             393                            1,005
                                            ------------ ------------------ --------------- --------------  ----------------
    Income (loss) before
      income taxes                               (4,503)             2,658           3,788                            1,943
Income tax (provision) benefit                    1,712             (1,116)         (1,437)                            (841)
                                            ------------ ------------------ --------------- --------------  ----------------
Income (loss) before equity
  in income of
  consolidated subsidiaries                      (2,791)             1,542           2,351                            1,102

Equity in income of
  consolidated subsidiaries                       3,893                                            (3,893)
                                            ------------ ------------------ --------------- --------------  ----------------

Net income                                       $1,102             $1,542          $2,351        ($3,893)           $1,102
                                            ============ ================== =============== ==============  ================


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)




                                                       Non-Guarantor     Guarantor   Eliminations /
                                             Parent     Subsidiaries    Subsidiaries   Adjustments    Consolidated



Net sales                                   $                  $73,728     $132,430  $                     $206,158
Cost of sales                                                   62,603      119,467                         182,070
                                            --------- ----------------- ------------ ---------------- --------------
  Gross profit                                                  11,125       12,963                          24,088
Selling, general and
  administrative expenses                     (1,217)            3,735        9,922                          12,440
  Gain on sale of equipment                                                      (7)                             (7)
                                            --------- ----------------- ------------ ---------------- --------------
Operating income                               1,217             7,390        3,048                          11,655
  Interest expense, net                       (1,308)           (1,432)      (5,490)                         (8,230)
  Other income                                    85                13           14                             112
                                            --------- ----------------- ------------ ---------------- --------------
  Income (loss) before
    income taxes                                  (6)            5,971       (2,428)                          3,537
Income tax (provision) benefit                  (152)           (2,170)         840                          (1,482)
                                            --------- ----------------- ------------ ---------------- --------------
Income (loss) before equity
  in income of
  consolidated subsidiaries                     (158)            3,801       (1,588)                          2,055

Equity in income of
  consolidated subsidiaries                    2,213                                          (2,213)
                                            --------- ----------------- ------------ ---------------- --------------

Net income (loss)                             $2,055            $3,801      ($1,588)         ($2,213)        $2,055
                                            ========= ================= ============ ================ ==============


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                              Non-Guarantor       Guarantor
                                                 Parent        Subsidiaries      Subsidiaries      Consolidated

Net cash provided by
  (used in)
  operating activities                              $1,573            ($9,409)             $148           ($7,688)
                                              -------------  ----------------- ----------------- -----------------
INVESTING ACTIVITIES
Purchase of businesses,
  net of cash acquired                                                  1,992                               1,992
Purchase of property,
  plant and equipment                                 (170)           (13,900)             (159)          (14,229)
Proceeds from sale
  of equipment                                                            651                11               662
                                              -------------  ----------------- ----------------- -----------------
Net cash used in
  investing activities                                (170)           (11,257)             (148)          (11,575)
                                              -------------  ----------------- ----------------- -----------------
FINANCING ACTIVITIES
Net payments
  on borrowings                                     (2,179)              (862)                             (3,041)
Debt financing costs                                (1,696)                                                (1,696)
                                              -------------  ----------------- ----------------- -----------------

  Net cash used in
 financing activities                               (3,875)              (862)                             (4,737)
                                              -------------  ----------------- ----------------- -----------------
Effect of foreign
  currency rate
  fluctuation on cash                                                      (9)                                 (9)
                                              -------------  ----------------- ----------------- -----------------
Net decrease in cash and cash equivalents           (2,472)           (21,537)                            (24,009)
Cash and cash equivalents at
  beginning of period                               19,270             44,285                45            63,600
                                              -------------  ----------------- ----------------- -----------------
Cash and cash equivalents at end of period         $16,798            $22,748               $45           $39,591
                                              =============  ================= ================= =================


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                  Non-Guarantor           Guarantor
                                                  Parent          Subsidiaries          Subsidiaries         Consolidated


Net cash provided by
  (used in)
  operating activities                                 $7,437               $4,724                 ($487)             $11,674
                                              ---------------- --------------------  -------------------- --------------------
INVESTING ACTIVITIES
Purchase of businesses,
  net of cash acquired                                 (6,111)              (5,575)                                   (11,686)
Purchase of property,
  plant and equipment                                    (379)              (4,652)               (7,268)             (12,299)
Proceeds from sale of eqpment                                                                         12                   12
                                              ---------------- --------------------  -------------------- --------------------
Net cash used in
  investing activities                                 (6,490)             (10,227)               (7,256)             (23,973)
                                              ---------------- --------------------  -------------------- --------------------
FINANCING ACTIVITIES
  Net proceeds (payments) on borrowings                (8,469)               2,729                 8,313                2,573
  Debt financing costs                                   (378)                                                           (378)
                                              ---------------- --------------------  -------------------- --------------------
Net cash provided by (used in)
  financing activities                                 (8,847)               2,729                 8,313                2,195
                                              ---------------- --------------------  -------------------- --------------------
Effect of foreign
  currency rate
fluctuation on cash                                                           (125)                    2                 (123)
                                              ---------------- --------------------  -------------------- --------------------
Net increase (decrease)
  in cash and cash equivalents                         (7,900)              (2,899)                  572              (10,227)
Cash and cash equivalents at
  beginning of period                                   8,565                8,837                   241               17,643
                                              ---------------- --------------------  -------------------- --------------------
Cash and cash equivalents at end of period               $665               $5,938                  $813               $7,416
                                              ================ ====================  ==================== ====================



9. RECLASSIFICATIONS

      Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.

10. SEGMENT INFORMATION

       The Company has one reportable segment in the global automotive original equipment supply industry. Net sales and operating income (loss) are attributed to geographic regions based upon their location of origin. Net sales, operating income (loss) and identifiable assets by geographic area are as follows:



                                                                      THREE MONTHS ENDED
                                                                            JUNE 30
                                                                     2001             2000


       Net sales
         United States                                           $     70,913     $    81,337
         Canada                                                        32,910          51,093
         Mexico                                                        19,811           6,248
         France                                                        80,415          45,688
         Germany                                                       14,470          13,169
         Other Europe                                                   7,465           8,623
                                                                 ------------     -----------

                                                                 $    225,984     $   206,158
                                                                 ============     ===========




                                                                    June 30,        March 31,
                                                                      2001            2001
                                                                 ------------     -----------

       Identifiable assets
         United States                                           $    248,510     $   285,106
         Canada                                                       104,339         104,353
         Mexico                                                        79,315          61,101
         France                                                       203,938         214,391
         Germany                                                       58,185          62,208
         Other Europe                                                  22,033          23,572
                                                                 ------------     -----------

                                                                 $    716,320     $   750,731
                                                                 ============     ===========


11. RECENT EVENTS

As of April 5, 2001, the Company completed a corporate reorganization of its operating Canadian subsidiaries (BMG Holdings, Inc., BMG North America Limited, and Oxford Suspension Ltd.). Under the reorganization, these subsidiaries combined to form "Oxford Automotive Canada Ltd.".

As of June 8, 2001, the Company amended and restated its Credit Agreement to revise certain financial covenants and other conditions. These amendments revise the existing financial covenants, which the Company expects will be through June 30, 2002, add a minimum EBITDA covenant, and institute restrictions on investments, acquisitions, capital expenditures, asset dispositions and other spending, generally until the attainment of certain financial performance benchmarks which the Company expects to achieve no later than fiscal quarter ending December 31, 2002. In addition, the amendments require the pledge of certain Mexican assets in support of the Company's Canadian borrowings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        Three months ended June 30, 2001
               as compared to the three months ended June 30, 2000

Results of Operations

The three months ended June 30, 2001, statement of operations for Oxford Automotive, Inc. (the "Company") include the results of operations for substantially all subsidiaries. The three month statement of operations for the period ended June 30, 2000 does not include the operating results of Aries Industries Mecanismes et Decoupage Fin S.A., which was acquired August 2, 2000 and was accounted for using the purchase method of accounting.

The following table sets forth, for the periods indicated, certain accounts from the Company's statements of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.



(Dollars in millions)
                                                               Three Months                   Three Months
                                                                   Ended                         Ended
                                                               June 30, 2001                 June 30, 2000


   Net sales                                              $226.0           100.0%        $206.2           100.0%
   Gross profit                                             29.1            12.9%          24.1            11.7%
   Selling, general & administrative                        17.3             7.7%          12.4             6.0%
   Net interest expense                                     10.1             4.5%           8.2             4.0%
   Net income                                                1.1             0.5%           2.1             1.0%
   Memo: EBITDA                                             20.6             9.1%          20.8            10.1%


NET SALES -- Net sales for the three months ended June 30, 2001 were $226.0 million. This represents a increase of $19.8 million as compared to net sales for the three months ended June 30, 2000 of $206.2 million. Excluding the impact of acquisitions made since the prior year, the resulting decrease was due to lower current year North American production volumes, the balance out of certain General Motors' light truck and SUV platforms and the year over year impact of foreign exchange. The decrease was partially offset by the launch of components for the Pontiac Aztek/ Buick Rendezvous, GMT360 (Envoy/Trailblazer/Bravada) and the Chrysler minivan. Exclusive of foreign exchange, European sales increased slightly due to higher production volumes at DaimlerChrylser and PSA.

GROSS PROFIT -- For the three months ended June 30, 2001, gross profit increased to $29.1 million or 12.9% of net sales as compared to $24.1 million or 11.7% of net sales for the same period in the prior year. Excluding the impact of acquisitions made since the prior year, the remaining increase in gross profit and gross margin, was related to the successful launches of the Buick Rendezvous and GMT360, recovery of European raw material costs and the reduction of fixed costs under the North American rationalization plan. The overall increase was offset by lost gross profit on the lower North American production volumes, period expenses related to future program launches (GMT315, Saturn Vue and the PSA T52) and the impact of foreign exchange.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- For the three months ended June 30, 2001, SG&A expenses increased to $17.3 million or 7.7% of net sales as compared to $12.4 million or 6.0% of net sales for the same period in the prior year. The increase in spending can be directly associated with acquisitions made since the prior year, continued development of our European business and expanding opportunities in Mexico and support of new customer program launches. In addition, the increase reflects our commitment to product development and innovation.

INTEREST EXPENSE -- For the three months ended June 30, 2001, net interest expense was $10.1 million, an increase of $1.9 million, as compared to $8.2 million for the same period last year. The increase can be attributed to acquisitions made since the prior year and higher overall borrowings, partially as a result of the interim financing of customer tooling. The increase was mitigated by lower overall incremental borrowing rates on variable rate debt.

NET INCOME - For the three months ended June 30, 2001, the Company reported net income of $1.1 million, a decrease of $1.0 million as compared to net income of $2.1 million for the same period in the prior year. The decrease is primarily a result of incremental SG&A and interest expense as described above as well as changes in the overall effective tax rate.


CAPACITY RATIONALIZATION PLAN

On March 27, 2001, the Company announced a capacity rationalization plan (the "Rationalization"). The Rationalization includes the planned closure of several plants, elimination of jobs and includes a one-time restructuring charge of $71.3 million before taxes.

The charge was and is yet to be recorded in the following periods (dollars in thousands):



Year ended March 31, 2001                                  $62,081
Year ended March 31, 2002                                    9,227
                                                           -------

Total Rationalization charge before taxes                  $71,308
                                                           =======


The Rationalization charge recorded at March 31, 2001 was reflected in the balance sheet as follows:


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
                                                           =======

The expected charge to be recorded during fiscal year ended March 31, 2002 ($9.2 million) represents expenses such as production transfer, inventory movement and other costs which must be recognized in the period incurred. For the period ended June 30, 2001, the Company recorded $0.7 million of restructuring charges related to these activities.

This Rationalization action anticipates the closure of four North American plants over two years and will result in the elimination of up to 500 jobs of the North American salaried and hourly workforce. As of June 30, 2001 the Company had eliminated approximately 100 employees pursuant to the plan. These actions will reduce excess capacity and result in the transfer of substantially all of the products manufactured in the closed facilities to other of our facilities. The Rationalization charge includes a $42.1 million write-down of the net book value of excess, obsolete and non-core assets including costs necessary to dispose of such assets. The carrying value of the long-lived assets held for sale or disposal is approximately $32.6 million as of June 30, 2001.

Amounts related to activities that are part of the Rationalization are included in restructuring reserves in the accompanying consolidated balance sheet as of June 30, 2001. The balance sheet also includes reserves recorded as a part of purchase accounting for acquisitions made in prior periods, which have been excluded from the table below.


                                                March 31, 2001    June 30, 2001     Impact of     June 30, 2001
                                                 Restructuring         Cash          Exchange     Restructuring
                                                    Reserve          Payments         Rates          reserve
                                        -----------------------------------------------------------------------

Loss Contracts                                      $ 4,400           (599)                           3,801
Employee Severance                                    5,913         (1,067)              91           4,937
Other exit costs                                      9,737           (657)                           9,080
                                        -----------------------------------------------------------------------
Total Capacity Rationalization Plan                 $20,050        $(2,323)             $91         $17,818
                                        =======================================================================


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net income adjusted for non-cash charges (depreciation and amortization and deferred taxes) generated approximately $12.8 million of cash for the three months ended June 30, 2001. A net change in working capital items used $15.8 million of cash during the period. Cash also decreased based on changes in accrued expenses, refundable income taxes, and other noncurrent liabilities of $8.2 million and in prepaid and other assets of $5.2 million. The company also used $2.7 million for restructuring activities. These decreases were offset by cash received from reimbursable tooling of $11.4 million. During the period, the Company received approximately $2.0 million for investing activities and used approximately $13.6 million for net capital expenditures.

On August 1, 2000, in conjunction with the Aries Mecanismes acquisition, the Company entered into an amended and restated credit agreement with Citicorp USA, Inc. as Administrative Agent and Collateral Agent, providing for a $50.0 million term loan and a $125.0 million revolving credit facility (the "Senior Credit Facility"). The use of the proceeds was to consummate the acquisition of AIMDF and for general corporate purposes which may include acquisitions. The obligations under the Senior Credit Facility are secured by substantially all of the Company's assets and the assets of certain of the Company's subsidiaries. The Senior Credit Facility contains certain customary covenants, including reporting and other affirmative covenants, financial covenants, and negative covenants, as well as customary events of default, including non-payment of principal, violation of covenants, and cross-defaults to certain other indebtedness, including the indebtedness evidenced by the notes described below. At June 30, 2001, the Company had approximately $17.7 million available under the Senior Credit Facility, subject to its terms and conditions. At June 30, 2001, the Company had $47.5 million outstanding under its term loan, $104.4 million outstanding under the line of credit and $3.9 million in outstanding letters of credit to support workers' compensation commitments. The Senior Credit Facility expires on June 30, 2005.

As of June 8, 2001, the Company amended and restated its Senior Credit Facility to revise certain financial covenants and other conditions. These amendments revise the existing financial covenants, which the Company expects will be through June 30, 2002, add a minimum EBITDA covenant, and institute restrictions on investments, acquisitions, capital expenditures, asset dispositions, and other spending, generally until the attainment of certain financial performance benchmarks which the Company expect to achieve no later than fiscal quarter ending December 31, 2002. In addition, the amendments require the pledge of certain Mexican assets in support of the Company's Canadian borrowings.

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

Capital expenditures were $14.2 million, or 6.3% of net sales for the three months ended June 30, 2001 as compared to $12.3 million, or 6.0% of net sales for the three months ended June 30, 2000. The increase of $1.9 million was due to acquisitions made since the prior year and included spending to support customer programs and for cost reduction and productivity improvement projects. Other capital expenditures included health and safety items, and computer and network upgrades.

For fiscal 2002, the Company's capital expenditures for its restricted and unrestricted subsidiaries are expected to be $78.3 million, consisting of $55.5 million to support new business and increase capacity, $18.3 million for maintenance, rebuilds and improvements, and $4.5 million in other expenditures, including health, safety and environmental.

The Company believes that cash generated from operations, along with the successful completion of the rationalization plan, together with amounts available under the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance its 10 1/8% Senior Subordinated Notes due 2007 and to extend or refinance its other indebtedness will be subject to future economic conditions and to financial, business and other factors that are beyond the Company's control.


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

Foreign Exchange. The Company enters into foreign currency forward contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments. These commitments are generally for terms of less than one year. The foreign currency contracts are executed with banks that the Company believes are creditworthy and are denominated in currencies of major industrialized countries. The gains and losses relating to the foreign currency forward and option contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. The Company believes that any gain or loss incurred on foreign currency forward contracts is offset by the direct effects of currency movements on the underlying transactions. There were no outstanding contracts at June 30, 2001.

The Company has performed a quantitative analysis of our overall currency rate exposure at June 30, 2001. Based on this analysis, a 10% change in currency rates would not have a material effect on the Company's earnings.

Interest Rates. The Company generally manages risk associated with interest rate movements through the use of or combination of variable and fixed rate debt. The Company's exposure as a result of variable interest rates relates primarily to outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates.

The Company has performed a quantitative analysis of its overall interest rate exposure at June 30, 2001. Based on this analysis, a 10% change in the average cost of the Company's variable rate debt would not have a material effect on its earnings.




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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            On July 9, 2001, Credit Lyonnais Chicago Branch filed an action in the United States District Court, Southern District of New York against the Company and Citicorp USA, Inc., seeking a declaratory judgment with respect to various claims relating to the Amended and Restated Credit Agreement among the Company, the borrowing subsidiary and the lenders identified therein and Citicorp USA, Inc., as administrative agent, (the "Senior Credit Facility") and its effect on the Asset Use Agreement between Automotive Business Trust 1999-A (the "Trust") and Oxford Automotriz de Mexico S.A. de C.V., a subsidiary of the Company, dated March 31, 1999 and the related Guaranty (the "Guaranty") of the Company in favor of Automotive Business Trust 1999-A dated March 31, 1999.

        Credit Lyonnais is one of several lenders to the Trust (the "Trust Lenders"), in the amount of $8.6 million out of an aggregate of $75.0 million. The premise of Credit Lyonnais' action is its allegation that the Intercreditor Agreement which governs the relationship between the Trust Lenders and the lenders under the Senior Credit Facility requires the consent of the Trust Lenders to amend the Senior Credit Facility. Credit Lyonnais has requested a declaratory judgment to the effect that, in the absence of such consent by the Trust Lenders, the interim amendment of the Senior Credit Facility dated as of March 31, 2001 and the Fourth Amended and Restated Credit Agreement, dated as of June 8, 2001, both of which were approved by Citicorp and the requisite lenders under the Senior Credit Facility, are ineffective to amend the covenants of the Senior Credit Facility, thereby triggering an event of default under the Guaranty. Credit Lyonnais is also seeking to obtain a pro rata share of any payments received by Citicorp from the Company, pursuant to the terms of the Intercreditor Agreement.

         The Company believes the claims of Credit Lyonnais are without merit and intends to defend itself vigorously against these claims, in cooperation with Citicorp.


Item 6. Exhibits and Reports on Form 8-K.

         (a) A list of Exhibits included as part of this report is set forth in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference.

         (b) The following report on Form 8-K was filed by the registrant during the three month period ended June 30, 2001:

                1. A report on Form 8-K dated June 8, 2001, was filed by the registrant; such report contained information under Item 5, Other Events, with respect to amendments to the registrant's senior credit facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2001                          OXFORD AUTOMOTIVE, INC.




                                               By:  /s/ AURELIAN BUKATKO

                                                    Aurelian Bukatko
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Accounting and
                                                    Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO                        DESCRIPTION


  4.1 Fourth Amended and Restated Credit Agreement, dated as of June 8, 2001 among Oxford Automotive, Inc., the Borrowing Subsidiary and the Lenders identified therein, Citicorp USA, Inc. as Administrative Agent and Collateral Agent, Comerica Bank as Syndication Agent, and Credit Suisse First Boston as Documentation Agent (previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 8, 2001, and incorporated herein by reference)

 10.1 Employment and Noncompetition Agreement between the Company and John W. Potter (previously filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31,2001,and incorporated herein by reference)