Form 10-K405/A
period 2001-03-31
OXFORD AUTOMOTIVE INC
filed 2001-08-09
CIK 1040475

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


      (Mark one)

          x         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        -----       THE SECURITIES EXCHANGE ACT OF 1934.


        For the fiscal year ended March 31, 2001
                    OR

        ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the transition period from _____________ to _____________

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

At June 25, 2001, there were outstanding 303,288 shares of the Registrant's common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 25, 2001, there were 303,288 issued and outstanding shares of the Common Stock, without par value, of the Company (the "Common Stock"). The following table sets forth information as of June 25, 2001 with respect to the Common Stock beneficially owned by each of our directors, the Named Executive Officers, all of our directors and executive officers as a group, and by other holders known to us as having beneficial ownership of more than 5% of the Common Stock. Selwyn Isakow and our other shareholders have entered into certain agreements, each of which contain substantially identical terms, the result of which gives Mr. Isakow voting control over 100% of the Common Stock, except under certain circumstances. See "-- Shareholder Agreements." Unless otherwise specified, the address for each person is 1250 Stephenson Highway, Troy, Michigan 48083.


                                                  NUMBER OF     PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER              SHARES        OF CLASS

Selwyn Isakow (1)(3)............................  171,606         56.6%
40900 Woodward Avenue, Suite 130
Bloomfield Hills, Michigan 48304

Rex E. Schlaybaugh, Jr. ........................   23,242         7.66%
40900 Woodward Avenue, Suite 130
Bloomfield Hills, Michigan 48304

Steven M. Abelman (2)...........................      N/A           N/A

John W. Potter..................................    1,500             *

Manfred J. Walt.................................    2,000             *
175 Bloor St., E., S. Tower, Suite 601
Toronto, Ontario, Canada M4W 3R8

Dennis K. Pawley................................      300             *
30201 Orchard Lake Road, Suite 315
Farmington Hills, Michigan 48334

George R. Mrkonic...............................      N/A           N/A
100 Phoenix
Ann Arbor, Michigan 48104

Herve Guillaume.................................      N/A           N/A
53, rue de Boulainvilliers
75016 Paris, France

Aurelian Bukatko (3)............................    3,000             *

Larry C. Cornwall...............................    2,000             *

Robert H. Orley.................................   20,600         6.79%
40900 Woodward Avenue, Suite 130
Bloomfield Hills, Michigan 48304

Gregg L. Orley..................................   20,600         6.79%
40900 Woodward Avenue, Suite 130
Bloomfield Hills, Michigan 48304

All directors and executive officers as a group
     (11 persons) (1)(2)........................  209,148        68.96%


*  Less than 1%.

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

(2) Pursuant to the terms of Mr. Abelman's Employment and Noncompetition Agreement with Oxford Automotive, Oxford Automotive repurchased 6,462 of Mr. Abelman's shares of Common Stock upon the termination of his employment and assigned its right to purchase 3,522 of Mr. Abelman's shares to Mr. Isakow and 2,342 of Mr. Abelman's shares to Mr. Schlaybaugh.

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

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2001.


                                   OXFORD AUTOMOTIVE, INC.

                                   By: /s/ John W. Potter
                                       -----------------------------
                                           John W. Potter
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 9, 2001.


              SIGNATURE                                TITLE


/s/ Selwyn Isakow                        Chairman of the Board and Director
---------------------------
Selwyn Isakow


/s/ Rex E. Schlaybaugh, Jr.              Vice Chairman of the Board and Director
---------------------------
Rex E. Schlaybaugh, Jr.


/s/ John W. Potter                       President and Chief Executive Officer
---------------------------
John W. Potter                            and Director


/s/ Aurelian Bukatko                     Executive Vice President-Chief
---------------------------              Financial Officer (Principal Accounting
Aurelian Bukatko                         and Financial Officer)


/s/ Manfred J. Walt                      Director
---------------------------
Manfred J. Walt


                                         Director
---------------------------
Dennis K. Pawley


                                         Director
---------------------------
Herve Guillaume


                                         Director
---------------------------
George R. Mrkonic


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No Annual Report or Proxy Materials have been or will be sent to security holders.