Form 10-Q
period 2001-09-30
OXFORD AUTOMOTIVE INC
filed 2001-11-14
CIK 1040475

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------   ----------------------

Commission file number 333-75849

                             OXFORD AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

MICHIGAN                                                     38-3262809
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                               Identification No.)

1250 STEPHENSON HIGHWAY, TROY MICHIGAN                                 48083
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

                 303,288 shares of the registrant's Common Stock
                     were outstanding as of October 31, 2001

                          PART I. FINANCIAL INFORMATION
                             OXFORD AUTOMOTIVE, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                               Three Months          Three Months          Six Months            Six Months
                                                   Ended                 Ended                Ended                 Ended
                                               September 30,         September 30,        September 30,         September 30,
                                                   2001                  2000                 2001                  2000


Net sales                                      $ 193,536             $ 198,236             $ 419,520             $ 404,394
Cost of sales                                    185,575               177,384               382,483               359,455
                                               ---------             ---------             ---------             ---------
  Gross profit                                     7,961                20,852                37,037                44,939
Selling, general and
  administrative expenses                         16,082                13,619                33,389                26,059
Restructuring charge                                  29                                         731
Gain on sale of equipment                           (122)                 (782)                 (134)                 (789)
                                               ---------             ---------             ---------             ---------
Operating income (loss)                           (8,028)                8,015                 3,051                19,669

Other income (expense):
  Interest expense, net                          (10,657)               (9,419)              (20,798)              (17,649)
  Other                                             (219)                  (50)                  786                    62
                                               ---------             ---------             ---------             ---------
Income (loss) before income taxes                (18,904)               (1,454)              (16,961)                2,082
Income tax (provision) benefit                     6,764                   624                 5,923                  (858)
                                               ---------             ---------             ---------             ---------

Net income (loss)                                (12,140)                 (830)              (11,038)                1,224

Accrued dividends and accretion on
  redeemable preferred stock                         330                   330                   660                   660
                                               ---------             ---------             ---------             ---------

Net income (loss)  applicable to
  common stock                                 ($ 12,470)            ($  1,160)            ($ 11,698)            $     564
                                               =========             =========             =========             =========

Net income (loss) per share
  (basic and diluted)                          ($  41.12)            ($   3.74)            ($  38.21)            $    1.82
                                               =========             =========             =========             =========

Weighted average shares outstanding              303,288               309,750               306,113               309,750
                                               =========             =========             =========             =========




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             OXFORD AUTOMOTIVE, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          September 30,            March 31,
                                                              2001                   2001
                                                          (unaudited)

Assets

Current assets
   Cash and cash equivalents                              $ 31,620                $ 63,600
   Trade receivables, net                                  125,482                 115,764
   Inventories, net                                         64,522                  61,652
   Refundable income taxes                                   1,931                  12,100
   Reimbursable tooling                                     47,929                  58,307
   Deferred income taxes                                    11,203                  11,203
   Prepaid expenses and other
     current assets                                         44,180                  41,021
                                                          --------                --------

        Total current assets                               326,867                 363,647

Assets held for sale                                        32,398                  32,428
Other noncurrent assets                                     52,006                  60,038
Deferred income taxes                                       43,769                  41,674
Property, plant and equipment, net                         271,983                 252,944
                                                          --------                --------

        Total assets                                      $727,023                $750,731
                                                          ========                ========

Liabilities and shareholders' deficit

Current liabilities
   Trade accounts payable                                 $196,086                $207,522
   Employee compensation                                    35,179                  30,012
   Restructuring reserve                                    20,447                  29,165
   Accrued expenses and other
     current liabilities                                    37,776                  53,776
Current portion of borrowings                               16,987                  15,052
                                                          --------                --------

        Total current liabilities                          306,475                 335,527

Pension liability                                           11,068                  11,958
Post retirement medical benefits liability                  41,108                  40,646
Deferred income taxes                                        9,963                   9,645
Other noncurrent liabilities                                 6,694                   6,763
Long-term borrowings
    - less current portion                                 396,017                 381,572
                                                          --------                --------

        Total liabilities                                  771,325                 786,111


                             OXFORD AUTOMOTIVE, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                              September 30,            March 31,
                                                                  2001                  2001
                                                              (unaudited)
Redeemable Series A $3.00
   cumulative preferred stock,
   $100 stated value - 457,541
   shares authorized, 397,539 shares
   issued and outstanding at
   September 30, 2001 and
   March 31, 2001                                                  40,638                 40,574
                                                                ---------              ---------

Shareholders' deficit
   Common stock                                                     1,042                  1,050
   Accumulated other comprehensive loss                           (18,075)               (20,795)
   Retained deficit                                               (67,907)               (56,209)
                                                                ---------              ---------
      Total shareholders' deficit                                 (84,940)               (75,954)
                                                                ---------              ---------

      Total liabilities and shareholders' deficit               $ 727,023              $ 750,731
                                                                =========              =========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             OXFORD AUTOMOTIVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                               For the Six               For the Six
                                                              Months Ended               Months Ended
                                                              September 30,              September 30,
                                                                  2001                       2000
                                                               (unaudited)                (unaudited)

OPERATING ACTIVITIES
Net income (loss)                                              ($11,038)                    $  1,224

Adjustments to reconcile net income to
  net cash used in operating activities:

  Depreciation and amortization                                  21,302                       18,980
  Deferred income taxes                                          (1,313)                         676
  Gain on sale of equipment                                        (139)                        (789)
Changes in operating assets and
  liabilities affecting cash
  Accounts receivable, trade                                     (7,144)                      34,128
  Inventories                                                    (1,435)                      (3,010)
  Reimbursable tooling                                           11,295                      (19,814)
  Prepaid expenses and other current assets                      (1,980)                       2,567
  Other noncurrent assets                                         3,084                      (10,056)
  Accounts payable                                              (15,584)                     (28,462)
  Restructuring reserve                                          (8,857)                      (1,865)
  Accrued expenses and other liabilities                        (13,233)                     (25,286)
  Income taxes payable/refundable                                10,262                       (2,277)
  Other noncurrent liabilities                                   (1,093)                      14,809
                                                               --------                     --------

Net cash used in operating
  activities                                                    (15,873)                     (19,175)
                                                               --------                     --------

INVESTING ACTIVITIES
Purchase of business, net of cash acquired                        1,992                      (29,241)
Purchase of property, plant
  and equipment                                                 (33,415)                     (35,910)
Proceeds from sale of equipment                                     715                          676
                                                               --------                     --------

Net cash used in investing activities                           (30,708)                     (64,475)
                                                               --------                     --------

FINANCING ACTIVITIES
Principal advances on borrowing arrangements                     14,802                       74,645
Debt financing costs                                             (2,049)                      (1,622)
Payment of preferred dividends                                     (596)                        (596)
                                                               --------                     --------

Net cash provided by financing activities                        12,157                       72,427
                                                               --------                     --------

                             OXFORD AUTOMOTIVE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            For the Six                 For the Six
                                            Months Ended                Months Ended
                                           September 30,                September 30,
                                                2001                        2000
                                            (unaudited)                  (unaudited)

Effect of exchange rate
  changes on cash                               2,444                       (1,134)
                                             --------                     --------
Net decrease in cash
  and cash equivalents                        (31,980)                     (12,357)
Cash and cash equivalents
  at beginning of period                       63,600                       18,661
                                             --------                     --------

Cash and cash equivalents
  at end of period                           $ 31,620                     $  6,304
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



3. INVENTORIES (Dollars in thousands)



                                                     September 30,                  March 31,
                                                         2001                        2001

Raw materials                                         $ 26,612                     $ 27,492
Finished goods and work-in-process                      45,898                       41,307
                                                      --------                     --------
                                                        72,510                       68,799
Reserves                                                (7,988)                      (7,147)
                                                      --------                     --------
                                                      $ 64,522                     $ 61,652
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

6.  SHAREHOLDERS' DEFICIT  (In Thousands, Except Per Share Amounts)


                                                     Accumulated
                                                        Other
                                        Common       Comprehensive     Retained
                                        Stock           Income         Earnings          Total
                                   -----------------------------------------------  --------------


Balances at March 31, 2001            $  1,050         ($20,795)        ($56,209)        ($75,954)
Net income                                                               (11,038)         (11,038)
Foreign currency
   translation adjustments                                2,720                             2,720
Accrued dividends and
   accretion of redeemable
   preferred stock                                                          (660)            (660)
Retirement of common stock                  (8)                                                (8)
                                      --------         --------         --------         --------


Balances at September 30, 2001        $  1,042         ($18,075)        ($67,907)        ($84,940)
                                      ========         ========         ========         ========

7. COMPREHENSIVE INCOME

The Company's total comprehensive income was as follows:




                                               Three Months       Three Months        Six Months          Six Months
                                                  Ended              Ended              Ended               Ended
                                               September 30,      September 30,      September 30,       September 30,
                                                   2001               2000               2001                2000

Net income (loss)                                ($ 1,240)          ($   830)          ($11,038)          $  1,224
                                                 --------           --------           --------           --------

Other comprehensive income
  (loss), net of tax:
Foreign currency translation adjustment             2,982             (5,265)             2,720             (6,570)
                                                 --------           --------           --------           --------
Other comprehensive
      income (loss)                                 2,982             (5,265)             2,720             (6,570)
                                                 --------           --------           --------           --------

Total comprehensive income (loss)                $  1,742           ($ 6,095)          ($ 8,318)          ($ 5,346)
                                                 ========           ========           ========           ========


8.   CONDENSED CONSOLIDATING INFORMATION

The Notes were issued by Oxford Automotive, Inc. and as of September 30, 2001 were guaranteed by certain of its 100% owned subsidiaries, including Lobdell Emery Corporation, Howell Industries, Inc., RPI Holdings, Inc., Oxford Suspension, Inc., CE Technologies, Inc., and Tool and Engineering Company (the "Guarantor Subsidiaries"). As of September 30, 2001, the Notes were not guaranteed by other consolidated subsidiaries, including Oxford Automotive Canada Ltd., Oxford Automotriz de Mexico S.A. de C.V., Oxford Automotive Europe, Wackenhut GmbH, Oxford Automotive France SAS, Oxford Automotive Italia and AIMDF (the "Non-Guarantor Subsidiaries"). As of September 30, 2000, the Notes were guaranteed by the Guarantor Subsidiaries. As of September 30, 2000, the Notes were not guaranteed by other consolidated subsidiaries, including Oxford Automotriz de Mexico S.A. de C.V., Oxford Automotive Europe, Oxford Automotive France, Wackenhut GmbH, Oxford Automotive Italia and BMG Holdings Inc. and Oxford Suspension Ltd. (which were combined with BMG North American Limited to form Oxford Automotive Canada Ltd., as of April 5, 2001). The guarantee of the Notes by the Guarantor Subsidiaries is full and unconditional, joint and several. The following unaudited condensed consolidated financial information presents the financial position, results of operations and cash flows of (i) the Company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis and (iii) the Non-Guarantor Subsidiaries. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors of the Notes.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                          Non-Guarantor    Guarantor     Eliminations/
                                               Parent     Subsidiaries    Subsidiaries   Adjustments     Consolidated

ASSETS
Current assets
  Cash and cash
  equivalents                                $  15,205      $  16,370     $      45      $                 $  31,620
Trade receivables, net                           4,989         98,070        22,423                          125,482
Inventories, net                                               48,605        15,917                           64,522
Refundable income taxes                            393          1,539            (1)                           1,931
Reimbursable tooling                            23,604         24,325                                         47,929
Deferred income taxes                              970                       10,233                           11,203
Prepaid expenses and
  other current assets                           2,887         40,903           390                           44,180
                                             ---------      ---------     ---------      -------------     ---------
Total current assets                            48,048        229,812        49,007                          326,867

Assets held for sale                                            3,176        29,222                           32,398
Other noncurrent assets                         16,704         21,189        14,113                           52,006
Deferred income taxes                            3,318         33,355         7,096                           43,769
Property, plant and
  equipment, net                                 5,369        198,763        67,851                          271,983
Investment in subsidiaries                      72,541         75,758        55,182           (203,481)
                                             ---------      ---------     ---------      -------------     ---------
Total assets                                 $ 145,980      $ 562,053     $ 222,471      ($    203,481)    $ 727,023
                                             =========      =========     =========      =============     =========

LIABILITIES AND
SHAREHOLDERS' EQUITY (DEFICIT)
  Current liabilities
  Trade accounts payable                     $  32,006      $ 129,974     $  34,106      $                 $ 196,086
  Intercompany accounts                       (156,946)       101,774        55,172
  Employee compensation                          1,090         31,513         2,576                           35,179
  Restructuring reserve                            935          5,620        13,892                           20,447
  Accrued expenses and
    other current liabilities                   14,784         25,485        (2,493)                          37,776
  Current portion
    of borrowings                                8,000          8,987                                         16,987
                                             ---------      ---------     ---------      -------------     ---------
Total current liabilities                     (100,131)       303,353       103,253                          306,475


                               SEPTEMBER 30, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                   Non-Guarantor    Guarantor          Eliminations/
                                      Parent       Subsidiaries     Subsidiaries        Adjustments    Consolidated

Pension liability                        (108)           3,859            7,317                            11,068
Post retirement
  medical benefits liability                             5,825           35,283                            41,108
Deferred income taxes                                    9,963                                              9,963
Other noncurrent liabilities                             5,617            1,077                             6,694
Long-term borrowings
  less current portion                331,159           64,858                                            396,017
                                    ---------        ---------        ---------        ---------        ---------
Total liabilities                     230,920          393,475          146,930                           771,325
Redeemable preferred
  stock                                                                  40,638                            40,638
Shareholder's equity
  Common stock                          1,042          195,070           88,582         (283,652)           1,042
  Accumulated other
    comprehensive loss                                 (16,405)          (1,670)                          (18,075)
    Retained earnings (deficit)       (85,982)         (10,087)         (52,009)          80,171          (67,907)
                                    ---------        ---------        ---------        ---------        ---------

Total shareholders' equity
(deficit)                             (84,940)         168,578           34,903         (203,481)         (84,940)
                                    ---------        ---------        ---------        ---------        ---------

Total liabilities and
shareholder's equity                $ 145,980        $ 562,053        $ 222,471        ($203,481)       $ 727,023
                                    =========        =========        =========        =========        =========


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                             Non-Guarantor      Guarantor      Eliminations/
                                                Parent       Subsidiaries      Subsidiaries     Adjustments         Consolidated

Assets
Current assets
Cash and cash
  equivalents                                 $  19,270       $  44,285        $      45              $               $  63,600
Trade receivables, net                              959          78,040           36,765                                115,764
Inventories, net                                                 46,167           15,485                                 61,652
Refundable income taxes                           5,300           6,100              700                                 12,100
Reimbursable tooling                             42,678          15,629                                                  58,307
Deferred income taxes                               970                           10,233                                 11,203
Prepaid expenses and
  other current assets                            2,972          27,135           10,914                                 41,021
                                              ---------       ---------        ---------              ---------       ---------
Total current assets                             72,149         217,356           74,142                                363,647

Assets held for sale                                              3,183           29,245                                 32,428
Other noncurrent assets                          15,381          30,729           13,928                                 60,038
Deferred income taxes                             2,195          35,691            3,788                                 41,674
Property, plant and
  equipment, net                                  5,856         175,080           72,008                                252,944
Investment in subsidiaries                       78,692          75,761           55,182               (209,635)
                                              ---------       ---------        ---------              ---------       ---------
Total assets                                  $ 174,273       $ 537,800        $ 248,293              ($209,635)      $ 750,731
                                              =========       =========        =========              =========       =========

Liabilities and
shareholders' equity (deficit)
  Current liabilities
  Trade accounts payable                      $  48,799       $ 129,904        $  28,819              $               $ 207,522
  Intercompany accounts                        (143,706)         67,856           75,850
  Employee compensation                             487          26,889            2,636                              $  30,012
  Restructuring reserve                           1,000          11,592           16,573                                 29,165
  Accrued expenses and
    other current liabilities                    17,715          35,788              273                              $  53,776
  Current portion of borrowings                   6,000           9,052                                               $  15,052
                                              ---------       ---------        ---------              ---------       ---------
Total current liabilities                       (69,705)        281,081          124,151                                335,527


                                 MARCH 31, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                      Non-Guarantor     Guarantor     Eliminations /
                                         Parent       Subsidiaries     Subsidiaries   Adjustments       Consolidated

Pension liability                                            3,570            8,388                           11,958
Post retirement
  medical benefits liability                                 5,395           35,251                           40,646
Deferred income taxes                                        9,645                                             9,645
Other noncurrent liabilities                                 5,677            1,086                            6,763
Long-term borrowings
  less current portion                      319,932         61,640                                           381,572
                                        -----------    -----------      -----------   -----------        -----------
Total liabilities                           250,227        367,008          168,876                          786,111
Redeemable preferred stock                                                   40,574                           40,574
Shareholder's equity
  Common stock                                1,050        197,064           88,582      (285,646)             1,050
  Accumulated other
    comprehensive loss                                     (19,125)         (1,670)                          (20,795)
  Retained deficit                          (77,004)        (7,147)        (48,069)        76,011            (56,209)
                                        -----------    -----------      -----------   -----------        -----------

Total shareholders' equity (deficit)        (75,954)       170,792           38,843      (209,635)           (75,954)
                                        -----------    -----------      -----------   -----------        -----------

Total liabilities and
   shareholder's equity (deficit)          $174,273       $537,800         $248,293      ($209,635)         $750,731
                                        ===========    ===========      ===========  =============       ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                       Non-Guarantor     Guarantor     Eliminations /
                                          Parent       Subsidiaries     Subsidiaries   Adjustments     Consolidated

Net sales                               $                 $138,497      $    55,732         ($693)       $   193,536
Cost of sales                                              131,223           55,045          (693)           185,575
                                        -----------    -----------      -----------   -----------        -----------
  Gross profit                                               7,274              687                            7,961
Selling, general and
  administrative expenses                    (1,376)         9,293            8,165                           16,082
Restructuring charge                                             5               24                               29
Gain on sale of equipment                        (3)          (116)              (3)                            (122)
                                        -----------    -----------      -----------   -----------        -----------
Operating income                              1,379         (1,908)          (7,499)                          (8,028)
  Interest expense, net                      (4,635)        (4,461)          (1,561)                         (10,657)
  Other income (expense)                        172           (617)             226                             (219)
                                        -----------    -----------      -----------   -----------        -----------
Income (loss) before
  income taxes                               (3,084)        (6,986)          (8,834)                         (18,904)
Income tax (provision) benefit                1,056          2,503            3,205                            6,764
                                        -----------    -----------      -----------   -----------        -----------
Income (loss) before equity
in income of
consolidated subsidiaries                    (2,028)        (4,483)          (5,629)                         (12,140)

Equity in income of
     consolidated subsidiaries              (10,112)                                       10,112
                                        -----------    -----------      -----------   -----------        -----------

Net income (loss)                          ($12,140)       ($4,483)         ($5,629)       $10,112          ($12,140)
                                        ===========    ===========      ===========  =============       ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)




                                                         Non-Guarantor         Guarantor        Eliminations/
                                        Parent            Subsidiaries        Subsidiaries        Adjustments        Consolidated

Sales                                $                         $293,568          $127,099             ($1,147)       $    419,520
Cost of sales                                                   269,575           114,055              (1,147)            382,483
                                    -------------      ----------------     -------------      --------------        ------------

   Gross profit                                                  23,993            13,044                                  37,037
Selling, general and
   administrative expenses                   (977)               19,719            14,647                                  33,389
Restructuring charge                                                 74               657                                     731
Gain on sale of equipment                      (3)                 (116)              (15)                                   (134)
                                    -------------      ----------------     -------------      --------------        ------------
Operating income                              980                 4,316           (2,245)                                   3,051
   Interest expense, net                   (8,945)               (8,433)           (3,420)                                (20,798)
   Other income (expense)                     378                  (211)              619                                     786
                                    -------------      ----------------     -------------      --------------        ------------
Income (loss) before
   income taxes                            (7,587)               (4,328)           (5,046)                                (16,961)
Income tax (provision) benefit              2,768                 1,387             1,768                                   5,923
                                    -------------      ----------------     -------------      --------------        ------------
Income (loss) before equity
   in income of
   consolidated subsidiaries               (4,819)               (2,941)           (3,278)                                (11,038)

Equity in income of
    consolidated subsidiaries              (6,219)                                                      6,219
                                    -------------      ----------------     -------------      --------------        ------------

Net income (loss)                        ($11,038)              ($2,941)          ($3,278)     $        6,219            ($11,038)
                                    =============      ================     =============      ==============        ============


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                    Non-Guarantor        Guarantor       Eliminations/
                                       Parent       Subsidiaries        Subsidiaries      Adjustments       Consolidated
Net sales                             $                 $ 101,150         $  97,086        $                  $ 198,236
Cost of sales                                              85,903            91,481                             177,384
                                      ---------         ---------         ---------         ---------         ---------
   Gross profit                                            15,247             5,605                              20,852
Selling, general and
   administrative
   expenses                              (1,937)            5,459            10,097                              13,619
Gain on sale of equipment                   (10)             (755)              (17)                               (782)
                                      ---------         ---------         ---------         ---------         ---------
Operating income                          1,947            10,543            (4,475)                              8,015
   Interest expense, net                 (1,296)           (1,461)           (6,662)                             (9,419)
   Other income (expense)                    (1)              (66)               17                                 (50)
                                      ---------         ---------         ---------         ---------         ---------
   Income (loss) before
      income taxes                          650             9,016           (11,120)                             (1,454)
Income tax (provision) benefit             (207)           (3,257)            4,088                                 624
                                      ---------         ---------         ---------         ---------         ---------
Income (loss) before equity
   in income of
   consolidated
   subsidiaries                             443             5,759            (7,032)                               (830)

Equity in income of
   consolidated
   subsidiaries                          (1,273)                                                1,273
                                      ---------         ---------         ---------         ---------         ---------

Net income (loss)                     ($    830)        $   5,759         ($  7,032)        $   1,273         ($    830)
                                      =========         =========         =========         =========         =========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                       Non-Guarantor      Guarantor       Eliminations/
                                       Parent          Subsidiaries      Subsidiaries      Adjustments      Consolidated


Sales                                 $                 $ 174,878         $ 229,516         $                 $ 404,394
Cost of sales                                             148,507           210,948                             359,455
                                      ---------         ---------         ---------         ---------         ---------

   Gross profit                                            26,371            18,568                              44,939
Selling, general and
   administrative
   expenses                              (3,146)            9,194            20,011                              26,059
Gain on sale of equipment                   (10)             (755)              (24)                               (789)
                                      ---------         ---------         ---------         ---------         ---------
Operating income                          3,156            17,932            (1,419)                             19,669
   Interest expense, net                 (2,604)           (2,893)          (12,152)                            (17,649)
   Other income (expense)                    84               (53)               31                                  62
                                      ---------         ---------         ---------         ---------         ---------
   Income (loss) before
     income taxes                           636            14,986           (13,540)                              2,082
Income tax (provision) benefit             (359)           (5,427)            4,928                                (858)
                                      ---------         ---------         ---------         ---------         ---------
Income (loss) before equity
   in income of
   consolidated
   subsidiaries                             277             9,559            (8,612)                              1,224

Equity in income of
    consolidated
    subsidiaries                            947                                                  (947)
                                      ---------         ---------         ---------         ---------         ---------

Net income (loss)                     $   1,224         $   9,559         ($  8,612)        ($    947)        $   1,224
                                      =========         =========         =========         =========         =========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)




                                                               Non-Guarantor      Guarantor
                                                 Parent        Subsidiaries      Subsidiaries      Consolidated

Net cash provided by
  (used in) operating activities                  ($14,952)        ($ 4,654)        $  3,733         ($15,873)
                                                  --------         --------         --------         --------
INVESTING ACTIVITIES
Purchase of businesses,
  net of cash acquired                                                1,992                             1,992
Purchase of property,
  plant and equipment                                 (291)         (29,953)          (3,171)         (33,415)
Proceeds from sale
  of equipment                                                          704               11              715
                                                  --------         --------         --------         --------
Net cash used in
  investing activities                                (291)         (27,257)          (3,160)         (30,708)
                                                  --------         --------         --------         --------
FINANCING ACTIVITIES
Principal advanced on borrowing arrangements        13,227            1,575                            14,802
Payment of preferred stock dividends                                                    (596)            (596)
Debt financing costs                                (2,049)                                            (2,049)
                                                  --------         --------         --------         --------
Net cash provided by
  financing activities                              11,178            1,575             (596)          12,157
                                                  --------         --------         --------         --------
Effect of foreign
  currency rate
  fluctuation on cash                                                 2,421               23            2,444
                                                  --------         --------         --------         --------
Net decrease in cash
  and cash equivalents                              (4,065)         (27,915)               0          (31,980)
Cash and cash equivalents at
  beginning of period                               19,270           44,285               45           63,600
                                                  --------         --------         --------         --------
Cash and cash equivalents at end of period        $ 15,205         $ 16,370         $     45         $ 31,620
                                                  ========         ========         ========         ========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Non-Guarantor      Guarantor
                                                  Parent          Subsidiaries      Subsidiaries      Consolidated

Net cash provided by
  (used in)
  operating activities                             ($57,547)         $ 34,865          $  3,507          ($19,175)
                                                   --------          --------          --------          --------
INVESTING ACTIVITIES
Purchase of businesses,
  net of cash acquired                              (11,379)          (17,862)                            (29,241)
Purchase of property,
  plant and equipment                                 1,869           (24,947)          (12,832)          (35,910)
Proceeds from sale
  of equipment                                           22               625                29               676
                                                   --------          --------          --------          --------
Net cash used in
  investing activities                               (9,488)          (42,184)          (12,803)          (64,475)
                                                   --------          --------          --------          --------
FINANCING ACTIVITIES
Net proceeds on borrowings                           61,311             3,850             9,484            74,645
Payment of preferred stock dividends                                                       (596)             (596)
Debt financing costs                                 (1,622)                                               (1,622)
                                                   --------          --------          --------          --------

Net cash provided by
  financing activities                               59,689             3,850             8,888            72,427
                                                   --------          --------          --------          --------
Effect of foreign
  currency rate
  fluctuation on cash                                                  (1,103)              (31)           (1,134)
                                                   --------          --------          --------          --------
Net decrease in cash
  and cash equivalents                               (7,346)           (4,572)             (439)          (12,357)
Cash and cash equivalents at
  beginning of period                                 8,565             9,855               241            18,661
                                                   --------          --------          --------          --------
Cash and cash equivalents at end of period         $  1,219          $  5,283          ($   198)         $  6,304
                                                   ========          ========          ========          ========



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

10. SEGMENT INFORMATION

       The Company has one reportable segment in the global automotive original equipment supply industry. Net sales are attributed to geographic regions based upon their location of origin. Net sales and identifiable assets by geographic area are as follows:




                                     Three Months Ended                 Six Months Ended
                                       September 30,                      September 30,
                                     2001          2000                2001          2000
                                -----------------------------      ----------------------------
Net Sales
     United States                $ 55,039         59,376            $125,952       $140,713
     Canada                         25,314         37,711              58,224         88,804
     Mexico                         25,130         17,920              44,941         24,168
     France                         63,868         56,976             144,283        102,664
     Germany                        18,819         20,196              33,289         33,365
     Other Europe                    5,366          6,057              12,831         14,680
                                  --------       --------            --------       --------

                                  $193,536       $198,236            $419,520       $404,394
                                  ========       ========            ========       ========


                                September 30,    March 31,
                                     2001          2001
                                -----------------------------
Identifiable assets
     United States                $234,215        $285,106
     Canada                        101,045         104,353
     Mexico                         93,336          61,101
     France                        211,697         214,391
     Germany                        68,564          62,208
     Other Europe                   18,166          23,572
                                ------------    -----------

                                  $727,023        $750,731
                                ============    ===========




11. RECENT EVENTS

As of April 5, 2001, the Company completed a corporate reorganization of its operating Canadian subsidiaries (BMG Holdings, Inc., BMG North America Limited, and Oxford Suspension Ltd.). Under the reorganization, these subsidiaries combined to form "Oxford Automotive Canada Ltd.".

On September 27, 2001, the Company amended its Senior Credit Facility to restructure and amend certain covenants. The amendment, which expires November 15, 2001 eliminated the September 30, 2001 financial covenants and amended other provisions of the Senior Credit Facility. The Company is currently negotiating with its bank group and management expects to reach agreement to extend the September 27th amendment, by November 15, 2001, to a date no earlier than December 7, 2001. Management also believes that a permanent amendment to allow for the original Rationalization and the Plan, and restate applicable financial covenants will be secured prior to December 31, 2001.

The Company was notified during the quarter ended September 30, 2001 by a customer that as a result of the failure of a front suspension part made by a third party and supplied to the Company it was requesting the Company to help pay for the associated costs of recalling 6,000 vehicles using the part. The Company has denied any responsibility. The Company did not manufacture the part which failed and the customer was responsible for the design and validation of such part prior to using it in production. The customer has since redesigned the part. Management does not currently believe that this issue will result in any material adverse impact on the financial results of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Three and six months ended September 30, 2001
        As compared to the three and six months ended September 30, 2000

Results of Operations

The three and six months ended September 30, 2001, statements of operations for Oxford Automotive, Inc. (the "Company") include the results of operations for substantially all subsidiaries. Aries Industries Mecanismes et Decoupage Fin S.A. ("AIMDF"), was acquired August 2, 2000 and was accounted for using the purchase method of accounting. Accordingly, the three and six months statements of operations for the period ended September 30, 2000, only include the operations of AIMDF from its acquisition date to September 30, 2000.


The following table sets forth, for the periods indicated, certain accounts from the Company's statements of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.



(Dollars in millions)
                            Three Months         Three Months            Six Months           Six Months
                                Ended                Ended                 Ended                Ended
                          September 30, 2001  September 30, 2000     September 30, 2001    September 30, 2000


Net sales                 $  193.5    100.0% $  198.2    100.0%    $  419.5    100.0%      $  404.4   100.0%
Gross profit                   8.0      4.1%     20.9     10.5%        37.0      8.8%          44.9    11.1%
Selling, general and
     adminsitrative           16.1      8.3%     13.6      6.9%        33.4      8.0%          26.1     6.5%
Operating income (loss)       (8.0)    -4.1%      8.0      4.0%         3.1      0.7%          19.7     4.9%
Net interest expense          10.7      5.5%      9.4      4.7%        20.8      5.0%          17.6     4.4%
Net income (loss)            (12.1)    -6.3%     (0.8)    -0.4%       (11.0)    -2.6%           1.2     0.3%
Memo: EBITDA                   4.5      2.3%     17.9      9.0%        25.1      6.0%          38.7     9.6%




NET SALES -- Net sales for the three months ended September 30, 2001 were $193.5 million. This represents a decrease of $4.7 million as compared to net sales for the three months ended September 30, 2000 of $198.2 million. Excluding the impact of acquisitions made since the prior year, the further decrease was due to the continued decline in the North American production volumes, specifically the North American OEM's, the balance out of the Ford and DaimlerChrysler light truck programs, and the year over year impact of foreign exchange. The decrease was partially offset by the launch of components for the Buick Rendezvous and the GMT360 (Envoy/Trailblazer/Bravada). European sales decreased slightly due to lower production volumes at Renault, PSA and Fiat.

For the year to date period, net sales were $419.5 million, an increase of $15.1 million as compared to $404.4 million for the same period last year. Excluding $45.3 million of additional net sales due to acquisitions made since the prior year, the resulting decrease is primarily due to the continued decline in the North American OEM production volumes, production volume decreases on certain

European platforms and the balance out of certain light truck and SUV platforms. The balance out of programs was partially offset by the launch of the new programs during the period.


GROSS PROFIT -- For the three months ended September 30, 2001, gross profit decreased to $8.0 million or 4.1% of net sales as compared to $20.9 million or 10.5% of net sales for the same period in the prior year. Excluding the impact of acquisitions made since the prior year, the remaining decrease in gross profit and gross margin, was related to lost gross profit on lower North American and European production volumes, period expenses related to future program launches (GMT315 -- Saturn Vue and the PSA T52), the year over year impact of customer tooling programs and lower than expected savings achieved under the North America rationalization plan (see "Capacity Rationalization Plan" below). The decrease was offset by the successful launches of the Buick Rendezvous and GMT360 and the recovery of European raw material costs.

For the year to date period, gross profit was $37.0 million, a decrease of $7.9 million as compared to $44.9 million for the same period last year. Excluding the impact of acquisitions made since the prior year, the remaining decrease was related to similar factors as were encountered in the three months ended September 30, 2001 as well as the impact of foreign exchange.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- For the three months ended September 30, 2001, SG&A expenses increased to $16.1 million or 8.3% of net sales as compared to $13.6 million or 6.9% of net sales for the same period in the prior year. Excluding the incremental costs associated with prior year acquisitions, the increase can be attributed to additional debt issue cost associated with recent Senior Credit Facility amendments, higher depreciation, increased training costs for employee development and to a higher level of spending for program launches, engineering changes and recently awarded programs both in North America and Europe.

For the year to date period, SG&A expenses increased to $33.4 million or 8.0% of net sales as compared to $26.1 million or 6.5% of net sales for the same period in the prior year. Excluding the incremental costs associated with prior year acquisitions, the increase can again be attributed to factors similar to the three month period ended September 30, 2001. The Company believes it has taken necessary steps to reduce these costs, and obtain a more optimal cost structure to better address continued fluctuations in volume.

INTEREST EXPENSE - For the three months ended September 30, 2001, net interest expense was $10.7 million, an increase of $1.3 million, as compared to $9.4 million for the same period last year. The increase can be primarily attributed to higher overall borrowings, partially as a result of the interim financing of customer tooling, offset by the impact of overall lower incremental borrowing rates on variable rate debt.

For the year to date period, net interest expense was $20.8 million, an increase of $3.2 million as compared to $17.6 million for the same period last year. In addition to the impact of acquisitions since the prior year, the increase is a result of factors similar to the three months ended September 30, 2001 (higher overall borrowings, partially as a result of the interim financing of customer tooling, offset by the impact of overall lower incremental borrowing rates).

NET INCOME - For the three months ended September 30, 2001, the Company reported a net loss of $12.1 million, as compared to a net loss of $0.8 million for the same period in the prior year. For the year to date period, the Company reported a net loss of $11.0 million, as compared to the prior year net income of $1.2 million. The decrease in earnings was primarily the result of gross margin impacts attributable to decreased North American OEM production, new program launch costs, the negative impact of foreign exchange, and overall higher interest expense.


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
                                                                                                  =======



The expected charge to be recorded during fiscal year ended March 31, 2002 ($9.2 million) represents expenses such as production transfer, inventory movement and other costs which must be recognized in the period incurred. For the six months ended September 30, 2001, the Company recorded $0.7 million of restructuring charges related to these activities.

This Rationalization action anticipates the closure of four North American plants over two years and will result in the elimination of up to 500 jobs of the North American salaried and hourly workforce. As of September 30, 2001 the Company had eliminated approximately 100 employees pursuant to the plan. These actions will reduce excess capacity and result in the transfer of substantially all of the products manufactured in the closed facilities to other of our facilities. The Rationalization charge includes a $42.1 million write-down of the net book value of excess, obsolete and non-core assets including costs necessary to dispose of such assets. The carrying value of the long-lived assets held for sale or disposal is approximately $32.4 million as of September 30, 2001.


Amounts related to activities that are part of the Rationalization are included in restructuring reserves in the accompanying consolidated balance sheet as of September 30, 2001. The balance sheet also includes reserves recorded as a part of purchasing accounting for acquisitions made in prior periods, which have been excluded from the table below.


                                                  March 31, 2001          Year to Date        Impact of        September 30, 2001
                                                  Restructuring               Cash             Exchange           Restructuring
                                                     Reserve                Payments            Rates                Reserve
                                              --------------------------------------------------------------------------------------

Loss Contracts                                                $4,400               ($1,102)    $                             $3,298
Employee Severance                                             5,913                (1,119)              6                    4,800
Other exit costs                                               9,737                (1,203)                                   8,534
                                              --------------------------------------------------------------------------------------
Total Capacity Rationalization Plan                          $20,050               ($3,424)             $6                  $16,632
                                              ======================================================================================




On November 5, 2001, the Board of Directors approved an additional rationalization plan ("Plan"). The Plan was approved in response to continued reduction in the North American production schedules and the corresponding reactions of the North American OEMs. These actions required that the Company review its capacity analysis and adjust its costs structure accordingly. As a part of the Plan, the Company will record an incremental pre-tax restructuring charge of approximately $21.0 million to $24.0 million over the originally announced Rationalization of $71.3 million. While the Plan includes an incremental charge to the income statement, it actually reduces cash outflow by approximately $10.7 million in the first year of execution, versus the original Rationalization. The Plan includes an additional write down of fixed assets of $17.6 million ($52.0 million total fixed asset write down under the original Rationalization and the Plan). As a result of the original Rationalization and the Plan, the Company anticipates the recovery of the net realizable value of assets to be sold by the end of fiscal year 2004 of approximately $29.5 million or $13.1 million less than the original Rationalization ($42.6 million). In addition to the pre-tax charge, the Company will record an $11.9 million valuation allowance against deferred tax assets arising from previously recorded net operating losses. It is anticipated that the amounts associated with the Plan will be recorded as restructuring charges in the Company's quarter ended December 31, 2001.

The original Rationalization and the Plan together anticipate the closure of five North American plants and will result in an overall reduction of approximately 800 jobs of the North American salaried and hourly workforce.
The original Rationalization and the Plan together will result in a full year pre-tax fixed costs saving of approximately $15.9 million and will better align Company capacity with both customer requirements and future available platforms.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Net income adjusted for non-cash charges (depreciation and amortization and deferred taxes) generated approximately $9.0 million of cash for the six months ended September 30, 2001. A net change in working capital items used $24.2 million of cash during the period. Cash also decreased based on changes in accrued expenses and other noncurrent liabilities of $14.3 million. The Company used $8.9 million for restructuring activities. These decreases were offset by cash received from reimbursable tooling, refundable income taxes and prepaid expenses and other assets of $22.5 million. During the period, the Company received approximately $2.0 million from investing activities and used approximately $32.7 million for net capital expenditures.

On August 1, 2000, in conjunction with the Aries Mecanismes acquisition, the Company entered into an amended and restated credit agreement with Citicorp USA, Inc. as Administrative Agent and Collateral Agent, providing for a $50.0 million term loan and a $125.0 million revolving credit facility (the "Senior Credit Facility"). The use of the proceeds was to consummate the acquisition of AIMDF and for general corporate purposes which may include acquisitions. The obligations under the Senior Credit Facility are secured by substantially all of the Company's assets and the assets of certain of the Company's subsidiaries. The Senior Credit Facility contains certain customary covenants, including reporting and other affirmative covenants, financial covenants, and negative covenants, as well as customary events of default, including non-payment of principal, violation of covenants, and cross-defaults to certain other indebtedness, including the indebtedness evidenced by the notes described below. At September 30, 2001, the Company had no amounts available under the Senior Credit Facility, but had $31.6 million of cash on hand to meet current liquidity needs. At September 30, 2001, the Company had $47.0 million outstanding under its term loan, $119.2 million outstanding under the line of credit and $3.9 million in outstanding letters of credit to support workers' compensation commitments. The Senior Credit Facility expires on June 30, 2005.

As of June 8, 2001, the Company amended and restated its Senior Credit Facility to revise certain financial covenants and other conditions. These amendments revised the existing financial covenants, added a minimum EBITDA covenant, and instituted restrictions on investments, acquisitions, capital expenditures, asset dispositions, and other spending, generally until the attainment of certain financial performance benchmarks. In addition, the amendments required the pledge of certain Mexican assets in support of the Company's Canadian borrowings.

On September 27, 2001, the Company amended its Senior Credit Facility to restructure and amend certain covenants. The amendment, which expires November 15, 2001 eliminated the September 30, 2001 financial covenants and amended other provisions of the Senior Credit Facility. The Company is currently negotiating with its bank group and management expects to reach agreement to extend the September 27th amendment, by November 15, 2001, to a date no earlier than December 7, 2001. Management also believes that a permanent amendment to allow for the original Rationalization and the Plan, and restate applicable financial covenants will be secured prior to December 31, 2001.

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

The Company was notified during the quarter ended September 30, 2001 by a customer that as a result of the failure of a front suspension part made by a third party and supplied to the Company it was requesting the Company to help pay for the associated costs of recalling 6,000 vehicles using the part. The Company has denied any responsibility. The Company did not manufacture the part which failed and the customer was responsible for the design and validation of such part prior to using it in production. The customer has since redesigned the part. Management does not currently believe that this issue will result in any material adverse impact on the financial results of the Company.

Capital expenditures were $33.4 million, or 8.0% of net sales for the six months ended September 30, 2001 as compared to $35.9 million, or 8.9% of net sales for the six months ended September 30, 2000. The decrease of $2.5 million was due mainly to the timing of customer program launches and associated spending.

For fiscal 2002, the Company's capital expenditures for its restricted and unrestricted subsidiaries are expected to be $71.8 million, consisting of $55.5 million to support new business and increase capacity and $16.3 million for maintenance, rebuilds and other expenditures, including health, safety and environmental.

The Company believes that it's current cash position, along with cash generated from operations, along with the successful completion of the original Rationalization and the Plan, together with amounts which become available under the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance its 10 1/8% Senior Subordinated Notes due 2007 and to extend or refinance its other indebtedness will be subject to future economic conditions and to financial, business and other factors that are beyond the Company's control.

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

Foreign Exchange. The Company enters into foreign currency forward contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments. These commitments are generally for terms of less than one year. The foreign currency contracts are executed with banks that the Company believes are creditworthy and are denominated in currencies of major industrialized countries. The gains and losses relating to the foreign currency forward and option contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. The Company believes that any gain or loss incurred on foreign currency forward contracts is offset by the direct effects of currency movements on the underlying transactions. There were no outstanding contracts at September 30, 2001.

The Company has performed a quantitative analysis of our overall currency rate exposure at September 30, 2001. Based on this analysis, a 10% change in currency rates would not have a material effect on the Company's earnings.

Interest Rates. The Company generally manages risk associated with interest rate movements through the use of or combination of variable and fixed rate debt. The Company's exposure as a result of variable interest rates relates primarily to outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates.

The Company has performed a quantitative analysis of its overall interest rate exposure at September 30, 2001. Based on this analysis, a 10% change in the average cost of the Company's variable rate debt would not have a material effect on its earnings.


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


         (b) No reports on Form 8-K were filed by the registrant during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001                 OXFORD AUTOMOTIVE, INC.




                                         By:  /s/ AURELIAN BUKATKO

                                              Aurelian Bukatko
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Accounting and
                                              Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO                        DESCRIPTION


   4.1 Amendment No. 1, dated as of September 27, 2001 among Oxford Automotive, Inc., the Borrowing Subsidiary, the Lenders identified therein and Citicorp USA, Inc. as Administrative Agent.